Form 10-Q
period 1996-06-30
CP LTD PARTNERSHIP
filed 1996-08-14
CIK 931917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 33-85492

                                 --------------

                             CP LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                      MARYLAND                     38-3140664
            (State or other jurisdiction        (I.R.S. Employer
          of incorporation or organization)    Identification No.)


               19500 Hall Road, Clinton Township, Michigan 48038
          (Address of principal executive offices)          (zip code)

      Registrant's telephone number, including area code:  (810) 286-3600

           Securities registered pursuant to section 12(b) of the Act and listed on the New York Stock Exchange:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                                  ---------


                                                 Second Quarter      First Half
                                                ----------------  ----------------
                                                  1996     1995     1996     1995
                                                -------  -------  -------  -------
Revenues:
  Rental income                                 $16,111  $14,826  $31,850  $29,521
  Interest and other income                         718      445    1,370      988
                                                -------  -------  -------  -------
                                                 16,829   15,271   33,220   30,509
                                                -------  -------  -------  -------
Expenses:
  Property operating and maintenance              4,955    4,110    9,009    7,667
  Real estate taxes                               1,190    1,109    2,375    2,182
  Depreciation                                    2,911    2,725    5,679    5,438
  Administrative                                    999      989    2,019    2,029
  Interest and related amortization               3,175    3,091    6,218    6,227
                                                -------  -------  -------  -------
                                                 13,230   12,024   25,300   23,543
                                                -------  -------  -------  -------
Income before extraordinary item                  3,599    3,247    7,920    6,966

Extraordinary charge from early
  extinguishment of debt                           -        -        -        (829)
                                                -------  -------  -------  -------
  Net income                                    $ 3,599  $ 3,247  $ 7,920  $ 6,137
                                                =======  =======  =======  =======
Net income attributed to:
  General partner                               $ 1,473  $ 1,299  $ 3,243  $ 2,425
  Limited partner                                 2,126    1,948    4,677    3,712
                                                -------  -------  -------  -------
                                                $ 3,599  $ 3,247  $ 7,920  $ 6,137
                                                =======  =======  =======  =======
Earnings per OP unit outstanding:
  Income before extraordinary item              $   .24  $   .22  $   .53  $   .47

  Extraordinary item                               -        -        -        (.05)
                                                -------  -------  -------  -------

  Net income                                    $   .24  $   .22  $   .53  $   .42
                                                =======  =======  =======  =======

Distribution declared per OP unit outstanding   $  .405  $  .375  $   .81  $   .75
                                                =======  =======  =======  =======

Weighted average OP units outstanding            14,896   14,724   14,892   14,742
                                                =======  =======  =======  =======



                    The accompanying notes are an integral
                      part of the financial statements.

                             CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                    -------



                                                            June 30,    December 31,
                                                              1996         1995
                                                            --------    ------------
                                    ASSETS
  Rental property:
    Land                                                    $ 33,682      $ 32,891
    Land and improvements for expansion sites                  3,250         2,434
    Depreciable property                                     250,331       241,098
                                                            --------      --------
                                                             287,263       276,423
      Less accumulated depreciation                          (75,520)      (69,868)
                                                            --------      --------
                                                             211,743       206,555

  Cash and cash equivalents                                      261           944
  Receivables                                                  1,678         2,142
  Prepaid expenses and other assets                            4,372         2,393
                                                            --------      --------
           Total assets                                     $218,054      $212,034
                                                            ========      ========

                               LIABILITIES

  Debt                                                      $141,298      $132,700

  Accounts payable and accrued expenses                        8,609         8,444
  Tenants' security deposits and rents received in advance     4,564         4,364
  Distributions payable                                        6,031         5,954
                                                            --------      --------
           Total liabilities                                 160,502       151,462

  PARTNERS' CAPITAL, Unlimited Authorized Units;
    14,936,021 and 14,886,214 OP units outstanding at June 30, 1996 and December 31, 1995, respectively

      General partner                                         23,015        24,308
      Limited partners                                        34,537        36,264
                                                            --------      --------
           Total partners' capital                            57,552        60,572
                                                            --------      --------
              Total liabilities and partners' capital       $218,054      $212,034
                                                            ========      ========


                    The accompanying notes are an integral
                      part of the financial statements.

                             CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                    -------


                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
Cash flows from operating activities:
  Net income                                            $  7,920  $  6,137
  Adjustments to reconcile to net cash
      provided by operating activities:
    Extraordinary item                                      -          829
    Depreciation                                           5,679     5,438
    Amortization of deferred financing costs                 220       264
    Decrease (increase) in operating assets                 (735)       72
    Increase (decrease) in operating liabilities             365     2,068
                                                        --------  --------

        Net cash from operating activities                13,449    14,808

Cash flow from financing activities:
  Proceeds from issuance of 8 3/4% Senior Notes             -       74,866
  Net borrowing (repayments) on line of credit             9,200   (28,900)
  Repayment of mortgages                                    -      (43,952)
  Prepayment penalties                                      -         (667)
  Principal payments                                        (602)     (641)
  Payment of deferred financing costs                       -         (933)
  Distributions to OP unit holders                       (11,984)  (10,930)
  OP units reacquired                                       (932)     (867)
  Other financing activities                                  89        85
                                                        --------  --------

        Net cash used in financing activities             (4,229)  (11,939)

Cash flow from investing activities:
  Acquisitions of rental properties                       (8,252)      -
  Additions to rental property                            (1,651)   (1,527)
                                                        --------  --------

        Net cash used in investing activities             (9,903)   (1,527)

Increase (decrease) in cash and cash equivalents            (683)    1,342

Cash and cash equivalents, beginning of period               944     3,370
                                                        --------  --------

Cash and cash equivalents, end of period                $    261  $  4,712
                                                        ========  ========

Supplemental cash flow information:
  OP units issued for rental property and joint
     venture investment                                 $  1,964  $   -
                                                        ========  ========




                    The accompanying notes are an integral
                      part of the financial statements.

                             CP LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                   --------

1.  BASIS OF PRESENTATION AND FORMATION OF COMPANY:

    The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated/combined financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

    Chateau Properties, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT"), is the sole general partner of the Company. On November 23, 1993, Chateau completed a public offering of 5,700,000 shares of $.01 par value common stock (the "IPO"). Simultaneous with the IPO, Chateau contributed the net proceeds from the IPO and was admitted as sole general partner in the Company. The accompanying financial statements include the accounts of the Company and its six 99 percent owned subsidiary partnerships. All significant inter-entity balances and transactions have been eliminated in consolidation. Minority interests represented by Chateau's one percent interest in the aforementioned six partnerships is not separately recognized in the Company's financial statements because the Company reimburses Chateau for all of its expenses in excess of the income Chateau earns through its one percent interest.

    In order to permit the Chateau's qualification as a REIT under the Internal Revenue Code, the operations of four golf courses and a marina were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by a limited partner of the Company. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. For the six months ended June 30, 1996 the Company has included approximately $776,000 in revenues and $494,000 in operating expenses for these operations.



                                   Continued

                             CP LIMITED PARTNERSHIP

                                    -------

2.  EQUITY TRANSACTIONS:

    On April 10, 1996, the Company purchased and retired 43,334 OP units that were issued in connection with the acquisition of seven communities in November 1994. The purchase, at $21.50 per unit, was made pursuant to the terms of the purchase agreements.

    On May 16, 1996, the Company declared a cash distribution of $.405 per OP unit to OP unit holders of record as of June 24, 1996. The distribution was paid on July 15, 1996 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 1996.

    On February 29, 1996 the Company declared a cash distribution of $.405 per OP unit to OP unit holders of record as of March 22, 1996. The distribution was paid on April 15, 1996.

    On November 19, 1995, the Company declared a cash distribution of $.40 per OP unit to OP unit holders of record as of December 22, 1995. The distribution was paid on January 13, 1996 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1995.

3.  ACQUISITIONS OF RENTAL PROPERTY:

    On May 16, 1996, the Company acquired two communities in Manteno, Illinois. The communities, Maple Valley and Maple Ridge have a combined total of 276 sites. The purchase price of approximately $5.8 million was paid with approximately $4.8 million in cash, which was borrowed on the Company's line of credit and approximately $1.0 million through the issuance of 43,884 OP units.

    In connection with the above acquisition, the Company issued an additional 45,506 OP units in return for an investment interest in a joint venture. The joint venture is currently developing four additional communities aggregating 2,000 new homesites. The Company may guarantee up to $8 million of debt of the joint venture in return for a guarantee fee. Also, the Company will have first rights to purchase the communities when they reach 95 percent occupancy.






                                   Continued

                             CP LIMITED PARTNERSHIP

                                    -------

3.  ACQUISITIONS OF RENTAL PROPERTY, CONTINUED:

    On March 27, 1996, the Company acquired 134 occupied sites in the Chestnut Creek Farm community in Davison, Michigan. The purchase price was approximately $3.4 million, paid in cash, and was financed through a borrowing on the Company's line of credit. The Company will acquire approximately 300 additional sites as they are developed and leased by the seller.

4.  DEBT:

    The following table sets forth certain information regarding debt at June 30, 1996:


                                    Interest Rate    Maturity Date        Principal Balance
                                    -------------    -------------        -----------------
 Fixed Rate Mortgages:
   Del Tura                             8.40%           6/00                 $ 33,594
   Macomb                               9.82%           9/99                   16,495
   Norton Shores/Ferrand Estates        8.00%           4/99                    3,580
   Oak Hill                             8.00%           9/98                    1,273

 Other Indebtedness:
   Unsecured Senior Notes               8.79%           3/00                   75,000
   Unsecured Line of Credit               -             1/99                    9,200
   Other notes payable                  various       1996-2020                 2,156
                                                                             --------
                                                                             $141,298
                                                                             ========


5.  SUBSEQUENT EVENTS:

    In July 1996, Chateau and ROC Communities, Inc. ("ROC") signed a definitive agreement to merge the two companies into a new company called Chateau Communities, Inc. through a tax-free exchange of stock. Under the terms of the agreement, the shareholders of Chateau will receive one share of common stock of Chateau Communities, Inc. for every share they currently hold in Chateau. OP unit holders of the Company will continue to hold OP units in the Company. ROC shareholders will receive 1.042 shares of Chateau Communities, Inc.'s common stock for every share they currently hold in ROC. The merger is expected to be completed in the fourth quarter of 1996 and is subject to approval by the shareholders of both companies as well as customary regulatory and other conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of interim results of operations and financial condition covers the quarter and first half ended June 30, 1996 and 1995 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

Comparison of quarter ended June 30, 1996 to quarter ended June 30, 1995

For the quarter ended June 30, 1996, net income was $3,599,000, an increase of $352,000 from the same period in 1995. The increase was due primarily to increases in net operating income from communities owned by the Company as of June 30, 1995 and to a lesser extent the acquisition of four communities since June 30, 1995.

Rental revenue in the second quarter 1996 was $16,111,000, an increase of approximately $1,285,000 or 8.7 percent from second quarter 1995. Approximately 32 percent of the increase was due to the acquisition of four communities since June 30, 1995, 42 percent represented the effect of rent increases and 26 percent was caused by increased occupancy. Weighted average occupancy for the second quarter 1996 was 18,854 sites, or 5.4 percent higher than weighted average occupancy for the second quarter 1995. On a per site basis, weighted average monthly rental revenue for the second quarter 1996 increased to $285 from $276 in 1995, or 3.1 percent. The occupancy rate was
95.1 percent as of June 30, 1996 on 20,003 sites, increased from 93.1 percent as of June 30, 1995 on 19,263 sites.

Interest and other income increased approximately $273,000 or 62 percent in 1996 from 1995. The increase is due to the inclusion of the results of operations of four golf courses and a marina for the period beginning January
1, 1996.   These operations were previously conducted by GC Properties, Inc.
("GCI"), a corporation wholly owned by a limited partner of the Company, in order to permit Chateau Properties, Inc.'s ("Chateau") qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. The increase of $296,000 due to the inclusion of the golf course and marina revenues, was partially offset by a decrease in interest income of $35,000 due to the Company having less available cash to invest in the second quarter of 1996.

Property operating and maintenance expense for the second quarter 1996 increased approximately $845,000 or 21 percent from the same period a year ago. Approximately $267,000 of the increase represents the operating costs of the golf course and marina operations as discussed above. Excluding the operating expenses of the golf course and marina operations, property operating and maintenance expense increased 14 percent. The remaining increase is due to the acquisition of four communities over the last year and increases at communities owned as of June 30, 1995. On a per site basis, monthly weighted average property operating and maintenance expense increased from $77 in 1995 to $88 in 1996, or 14 percent. The increase on a per site basis, excluding the golf course and marina operations, was 8.2 percent due primarily to timing of repairs and maintenance spending in 1996 as compared with 1995.

Real estate taxes in second quarter 1996 increased $81,000 or 7.3 percent from second quarter 1995. The increase is due primarily to acquisitions and expansions of communities. On a per site basis, monthly weighted average real estate taxes were $21.03 in 1996 compared to $20.66 in 1995, an increase of 1.8 percent. The increase was due to general tax increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for second quarter 1996 increased $10,000 from 1995. Administrative expense in 1996 was 5.9 percent of revenues as compared to 6.5 percent in 1995.

Interest and related amortization costs increased for second quarter 1996 by $84,000 or 3 percent from second quarter 1995. Interest expense as a percentage of average debt outstanding remained relatively stable at 8.8 percent.

Depreciation expense in second quarter 1996 increased $186,000 or 7 percent. The increase is due to the acquisitions and expansions of communities. Depreciation expense as a percentage of average depreciable rental property in 1996 from 1995 remained relatively constant.

Comparison of first half ended June 30, 1996 to first half ended June 30, 1995

For the first half ended June 30, 1996, net income was $7,920,000, an increase of $954,000 from the same period in 1995. The increase was due primarily to increases in net operating income from communities owned by the Company as of June 30, 1995 and to a lesser extent the acquisition of four communities since June 30, 1995. In the first quarter 1995, the Company recognized an extraordinary charge of $829,000 related to the early extinguishment of debt.

Rental revenue in the first half 1996 was $31,850,000, an increase of approximately $2,329,000 or 7.9 percent from first half 1995. Approximately 28 percent of the increase was due to the acquisition of four communities since June 30, 1995, 44 percent represented the effect of annual rent increases and 28 percent was caused by increased occupancy. Weighted average occupancy for the first half 1996 was 18,700 sites, or 4.7 percent higher than weighted average occupancy for the first half 1995. On a per site basis, weighted average monthly rental revenue for the first half 1996 increased to $284 from $276 in 1995, or 3.0 percent.

Interest and other income increased approximately $382,000 or 39 percent in 1996 from 1995. The increase is due to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by a limited partner of the Company, in order to permit Chateau's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. The increase of $510,000 due to the inclusion of the golf course and marina revenues, was partially offset by a decrease in interest income of $145,000 due to the Company having less available cash to invest in the first half of 1996.

Property operating and maintenance expense for the first half 1996 increased approximately $1,342,000 or 17.5 percent from the same period a year ago. Approximately $494,000 of the increase represents the operating costs of the golf course and marina operations as discussed above. Excluding the operating expenses of the golf course and marina operations, property operating and maintenance expense increased 11.1 percent. The remaining increase is due to the acquisition of four communities since June 30, 1995 and increases at communities owned as of June 30, 1995. On a per site basis, monthly weighted average property operating and maintenance expense increased from $72 in 1995 to $80 in 1996, or 12.2 percent. The increase on a per site basis, excluding the golf course and marina operations, was 6.1 percent due primarily to timing of repairs and maintenance spending in 1996 as compared with 1995.

Real estate taxes for the first half 1996 increased $193,000 or 8.8 percent from first half 1995. The increase is due primarily to acquisitions and expansions of communities. On a per site basis, monthly weighted average real estate taxes were $21 in 1996 compared to $20 in 1995, an increase of 4.0 percent due to general tax increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for first half 1996 remained relatively constant from 1995. Administrative expense in 1996 was 6.1 percent of revenues as compared to 6.7 percent in 1995.

Interest and related amortization costs remained relatively unchanged for first half 1996. Interest expense as a percentage of average debt outstanding decreased in 1996 due to debt refinancing that occurred in first quarter 1995.

Depreciation expense in first half 1996 increased $241,000 or 4 percent. Depreciation expense as a percentage of average depreciable rental property in 1996 remained relatively unchanged from 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13,449,000 for first half 1996 compared to $14,808,000 for first half 1995. The decrease in cash provided by operating activities was due primarily to changes in operating assets and liabilities.

Net cash used in financing activities for first half 1996 was $4,229,000 compared to $11,939,000 for first half 1995. The amount used in 1996 consisted of distributions paid to OP unitholders of $11,984,000 and the payment of $932,000 to reacquire 43,334 OP units offset by net borrowings of $9,200,000 on the line of credit to fund the three acquisitions made during the period. The OP units were reacquired at $21.50 per OP unit pursuant to the terms of purchase agreements related to the November 1994 acquisition of seven communities.

Net cash used in investing activities in first half 1996 was $9,903,000. This amount represented the acquisition of 134 filled sites in the Chestnut Creek Farm community on March 27, 1996, the acquisition of 276 filled sites in the Maple Valley and Maple Ridge communities on May 16, 1996, capital expenditures and construction costs. The Chestnut Creek acquisition was financed by borrowings on the Company's line of credit. The Maple Valley and Maple Ridge acquisition was financed with approximately $4.8 million borrowed on the line of credit and approximately $1 million with the issuance of 43,884 OP units. In connection with the above acquisition, the Company issued an additional 45,506 OP units in return for an investment interest in a joint venture. The joint venture is currently developing four additional communities aggregating 2,000 new homesites. The Company may guarantee up to $8 million of debt of the joint venture in return for a guarantee fee. Also, the Company will have first rights to purchase the communities when they reach 95 percent occupancy.

For the first half 1996, construction and development costs approximated $1,069,000, while recurring property capital expenditures, other than construction and development costs, were approximately $436,000. Aggregate property capital expenditures for 1996 are anticipated to be approximately $600,000. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional debt securities, contributions from Chateau resulting from Chateau's issuance of additional equity securities, assumption of existing secured or unsecured indebtedness, or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. Huntington National Bank, as lead agent, along with Bank of America and NBD Bank, have agreed until January, 1999 to lend the Company up to $50 million which, subject to customary conditions, is available to finance the development of expansion sites, the acquisition of additional properties and for general business obligations. This line of credit is unsecured and currently bears interest at 150 basis points over LIBOR. At June 30, 1996, $9,200,000 was outstanding under the line of credit.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under the line of credit, proceeds from the issuance of additional debt securities, contributions from Chateau resulting from Chateau's issuance of additional equity securities and cash flows from operations.

OTHER

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income excluding financing costs and gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and other non-cash items. For all periods, depreciation of rental property is the only non-cash item. FFO should not be considered as an alternative to net income, as the primary indicator of operating performance, or to cash flows as a measure of liquidity nor does it indicate that cash flows are sufficient to fund all cash needs.

FFO for the second quarter 1996 was $6,486,000 (including depreciation of $2,887,000) compared to $5,950,000 (including depreciation of $2,703,000) for the same period in 1995, an increase of $536,000 or 9 percent. The increase in FFO is due primarily to increased revenues of $1,558,000, partially offset by increased operating and administrative expenses of $936,000.

FFO for the first half 1996 was $13,554,000 (including depreciation of $5,634,000) compared to $12,359,000 (including depreciation of $5,393,000) for the same period in 1995, an increase of $1,195,000 or 9.7 percent. The increase in FFO is due to increased revenues of $2,711,000, partially offset by increased operating and administrative expenses of $1,525,000.

In July 1996, Chateau and ROC Communities, Inc. ("ROC") signed a definitive agreement to merge the two companies into a new company called Chateau Communities, Inc. through a tax-free exchange of stock. Under the terms of the agreement, the shareholders of Chateau will receive one share of common stock of Chateau Communities, Inc. for every share they currently hold in Chateau. OP unit holders of the Company will continue to hold OP units in the Company. ROC shareholders will receive 1.042 shares of Chateau Communities, Inc.'s common stock for every share they currently hold in ROC. The merger is expected to be completed in the fourth quarter of 1996 and is subject to approval by the shareholders of both companies as well as meeting customary regulatory and other conditions.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings.


Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters for a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         12 - Computation of Ratio of Earnings to Fixed Charges

         27 - Financial Data Schedule

         No Reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of August, 1996.

                                        CP LIMITED PARTNERSHIP
                                        By:  Chateau Properties, Inc.



                                        By:     /s/ Tamara D. Fischer
                                           ----------------------------------
                                                   Tamara D. Fischer
                                                Executive Vice President
                                              and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                            Financial and Accounting Officer)

                                    EXHIBIT
                                     INDEX




       Exhibit Number                 Exhibit Description
       --------------                 -------------------

       12                      Computation of Ratio of Earnings to Fixed Charges


       27                      Financial Data Schedule