Form 10-Q
period 1996-09-30
CP LTD PARTNERSHIP
filed 1996-11-14
CIK 931917

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------
                                  FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                       COMMISSION FILE NUMBER 33-85492

                              ----------------

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


Yes /X/   No / /

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CP LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
              (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                            --------------------

                                                                   Nine Months Ended
                                                  Third Quarter      September 30,
                                                ----------------  --------------------
                                                 1996     1995       1996       1995
                                                -------  -------  ---------  ---------
Revenues:
  Rental income                                 $16,344  $15,004    $48,194    $44,525
  Interest and other income                         639      475      2,009      1,463
                                                -------  -------    -------    -------

                                                 16,983   15,479     50,203     45,988
                                                -------  -------    -------    -------
Expenses:
  Property operating and maintenance              4,873    4,394     13,882     12,061
  Real estate taxes                               1,232    1,194      3,607      3,376
  Depreciation                                    2,838    2,748      8,517      8,186
  Administrative                                    886      955      2,905      2,984
  Interest and related amortization               3,199    3,085      9,417      9,312
                                                -------  -------    -------    -------

                                                 13,028   12,376     38,328     35,919
                                                -------  -------    -------    -------

Income before extraordinary item                  3,955    3,103     11,875     10,069

Extraordinary charge from early extinguishment
  of debt                                             -        -          -       (829)
                                                -------  -------    -------    -------

  Net income                                    $ 3,955  $ 3,103    $11,875    $ 9,240
                                                =======  =======    =======    =======

Net income attributed to:
  General partner                               $ 1,615  $ 1,281    $ 4,858    $ 3,706
  Limited partner                                 2,340    1,822      7,017      5,534
                                                -------  -------    -------    -------
                                                $ 3,955  $ 3,103    $11,875    $ 9,240
                                                =======  =======    =======    =======

Earnings per OP unit outstanding:
  Income before extraordinary item              $   .26  $   .21    $   .80    $   .68

  Extraordinary item                                  -        -          -       (.05)
                                                -------  -------    -------    -------

  Net income                                    $   .26  $   .21    $   .80    $   .63
                                                =======  =======    =======    =======

Distribution declared per OP unit outstanding   $  .405  $  .375    $ 1.215    $ 1.125
                                                =======  =======    =======    =======

Weighted average OP units outstanding            14,936   14,747     14,907     14,744
                                                =======  =======    =======    =======

                    The accompanying notes are an integral
                      part of the financial statements.

                            CP LIMITED PARTNERSHIP

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                            ----------------------

                                                      September 30, December 31,
                                                           1996        1995
                                                      ------------- ------------
                             ASSETS

  Rental property:
    Land                                                    $ 33,736   $32,891
    Land and improvements for expansion sites                  4,686     2,434
    Depreciable property                                     261,057   241,098
                                                            --------  --------

                                                             299,479   276,423
      Less accumulated depreciation                          (78,358)  (69,868)
                                                            --------  --------

                                                             221,121   206,555

  Cash and cash equivalents                                      247       944
  Receivables                                                  2,334     2,142
  Prepaid expenses and other assets                            6,563     2,393
                                                            --------  --------

           Total assets                                     $230,265  $212,034
                                                            ========  ========


                              LIABILITIES

  Debt                                                      $153,344  $132,700

  Accounts payable and accrued expenses                        9,306     8,444
  Tenants' security deposits and rents received in advance     6,104     4,364
  Distributions payable                                        6,049     5,954
                                                            --------  --------

           Total liabilities                                 174,803   151,462

  PARTNERS' CAPITAL, Unlimited Authorized Units;
    14,936,020 and 14,886,214 OP units outstanding at September 30, 1996 and December 31, 1995, respectively

      General partner                                         22,164    24,308
      Limited partners                                        33,298    36,264
                                                            --------  --------

           Total partners' capital                            55,462    60,572
                                                            --------  --------

             Total liabilities and partners' capital        $230,265  $212,034
                                                            ========  ========


                    The accompanying notes are an integral
                      part of the financial statements.

                            CP LIMITED PARTNERSHIP


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)

                            ----------------------



                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                             1996      1995
                                                             --------  --------

Cash flows from operating activities:
  Net income                                                 $ 11,875  $  9,240
  Adjustments to reconcile to net cash
      provided by operating activities:
    Extraordinary item                                              -       829
    Depreciation                                                8,517     8,186
    Amortization of deferred financing costs                      329       402
    Decrease (increase) in operating assets                    (1,994)   (1,573)
    Increase (decrease) in operating liabilities                2,602     2,685
                                                             --------  --------

        Net cash from operating activities                     21,329    19,769

Cash flow from financing activities:
  Proceeds from issuance of 8 3/4% Senior Notes                     -    74,866
  Net borrowing (repayments) on line of credit                 21,500   (27,400)
  Repayment of mortgages                                            -   (43,952)
  Prepayment penalties                                              -      (667)
  Mortgage principal payments                                    (856)     (874)
  Payment of deferred financing costs                               -      (933)
  Distributions to OP unit holders                            (18,016)  (16,448)
  OP units reacquired                                            (932)     (882)
  Other financing activities                                       94       177
                                                             --------  --------

        Net cash provided by (used in) financing activities     1,790   (16,113)

Cash flow from investing activities:
  Acquisitions of rental properties                           (18,540)   (2,766)
  Additions to rental property                                 (3,579)   (2,288)
  Payment of deferred merger costs                             (1,697)        -
                                                             --------  --------

        Net cash used in investing activities                 (23,816)   (5,054)

Decrease in cash and cash equivalents                            (697)   (1,398)

Cash and cash equivalents, beginning of period                    944     3,370
                                                             --------  --------

Cash and cash equivalents, end of period                     $    247  $  1,972
                                                             ========  ========

Supplemental cash flow information:
  OP units issued for rental property and joint
    venture investment                                       $  1,964  $  3,434
                                                             ========  ========



                    The accompanying notes are an integral
                      part of the financial statements.

                            CP LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

                             -------------------

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

    In order to permit the Chateau's qualification as a REIT under the Internal Revenue Code, the operations of four golf courses and a marina were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by a limited partner of the Company. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. For the nine months ended September 30, 1996 the Company has included approximately $1,242,000 in revenues and $780,000 in operating expenses for these operations.



                                   Continued

                             CP LIMITED PARTNERSHIP

                             -------------------

2. EQUITY TRANSACTIONS:

   On April 10, 1996, the Company purchased and retired 43,334 OP units that were issued in connection with the acquisition of seven communities in November 1994. The purchase, at $21.50 per unit, was made pursuant to the terms of the purchase agreements.

   On August 23, 1996, the Company declared a cash distribution of $.405 per OP unit to OP unit holders of record as of September 30, 1996. The distribution was paid on October 15, 1996 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 1996.

   On May 16, 1996, the Company declared a cash distribution of $.405 per OP unit to OP unit holders of record as of June 24, 1996. The distribution was paid on July 15, 1996.

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

3. ACQUISITIONS OF RENTAL PROPERTY:

   On September 30, 1996, the Company acquired six manufactured home communities through a 50 percent investment in a joint venture with ROC Communities, Inc. The six communities, which include a capacity for a total of 2,700 homesites, were purchased for $21.2 million in cash. The Company's investment of $10.3 million was financed through a borrowing under its line of credit.

   On May 16, 1996, the Company acquired two communities in Manteno, Illinois. The communities, Maple Valley and Maple Ridge have a combined total of 276 sites. The purchase price of approximately $5.8 million was paid with approximately $4.8 million in cash, which was borrowed on the Company's line of credit and approximately $1.0 million through the issuance of 43,884 OP units.




                                   Continued

                             CP LIMITED PARTNERSHIP

                             -------------------

3. ACQUISITIONS OF RENTAL PROPERTY, CONTINUED:

   In connection with the above acquisition, the Company issued an additional 45,506 OP units in return for an investment interest in a joint venture.
   The joint venture is currently developing four additional communities aggregating 2,000 new homesites. The Company may guarantee up to $8 million of debt of the joint venture in return for a guarantee fee, which guarantee has not yet been utilized. Also, the Company will have first rights to purchase the communities when they reach 95 percent occupancy.

   On March 27, 1996, the Company acquired 134 occupied sites in the Chestnut Creek Farm community in Davison, Michigan. The purchase price was approximately $3.4 million, paid in cash, and was financed through a borrowing on the Company's line of credit. The Company will acquire approximately 300 additional sites as they are developed and leased by the seller.

4. DEBT:

   The following table sets forth certain information regarding debt at September 30, 1996:


                              Interest Rate   Maturity Date  Principal Balance
                              -------------   -------------  -----------------
 Fixed Rate Mortgages:
   Del Tura                        8.40%          6/00           $ 33,460
   Macomb                          9.82%          9/99             16,413
   Norton Shores/Ferrand Estates   8.00%          4/99              3,558
   Oak Hill                        8.00%          9/98              1,264

 Other Indebtedness:
   Unsecured Senior Notes          8.79%          3/00             75,000
   Unsecured Line of Credit     7.25 - 8.25%      1/99             21,500
   Other notes payable            various       1996-2020           2,149
                                                                 --------
                                                                 $153,344
                                                                 ========


5. PROPOSED MERGER WITH ROC COMMUNITIES, INC.:

   In September 1996, the Company amended its July Merger Agreement with ROC Communities, Inc., a Maryland corporation ("ROC"), to provide for, among other things, a 3.16% OP unit distribution to the Company's OP Unitholders. In connection with the Amended Merger Agreement, the Company (i) elected to repurchase up to 1,450,000 OP units, of which 450,000 units were repurchased in October 1996 at an average cost of $25 per OP unit, and (ii) rejected separate proposals to merge the Company with each of Sun Communities, Inc. and Manufactured Home Communities, Inc. ("MHC"). The Company borrowed approximately $11.3 million on its line of credit to finance the repurchase of OP units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of interim results of operations and financial condition covers the quarter and nine months ended September 30, 1996 and 1995 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

Comparison of quarter ended September 30, 1996 to quarter ended September 30,
1995

For the quarter ended September 30, 1996, net income was $3,955,000, an increase of $852,000 from the same period in 1995. The increase was due primarily to increases in net operating income from communities owned by the Company as of September 30, 1995 and to a lesser extent the acquisition of three communities since September 30, 1995.

Rental revenue in the third quarter 1996 was $16,344,000, an increase of approximately $1,340,000 or 8.9 percent from third quarter 1995. Approximately 34 percent of the increase was due to the acquisition of three communities since September 30, 1995, 43 percent represented the effect of rent increases and 23 percent was caused by increased occupancy. Weighted average occupancy for the third quarter 1996 was 19,064 sites, or 5.6 percent higher than weighted average occupancy for the third quarter 1995. On a per site basis, weighted average monthly rental revenue for the third quarter 1996 increased to $286 from $277 in 1995, or 3.1 percent. The occupancy rate was 95.4 percent as of September 30, 1996 on 20,003 sites, increased from 93.6 percent as of September 30, 1995 on 19,594 sites.

Interest and other income increased approximately $164,000 or 35 percent in 1996 from 1995. The increase is due to the inclusion of the results of operations of four golf courses and a marina for the period beginning January
1, 1996.   These operations were previously conducted by GC Properties, Inc.
("GCI"), a corporation wholly owned by a limited partner of the Company, in order to permit Chateau Properties, Inc.'s ("Chateau") qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. The increase of $302,000 due to the inclusion of the golf course and marina revenues, was partially offset by a decrease in interest income of $49,000 due to the Company having less available cash to invest in the third quarter of 1996.

Property operating and maintenance expense for the third quarter 1996 increased approximately $479,000 or 11 percent from the same period a year ago. Approximately $274,000 of the increase represents the operating costs of the golf course and marina operations as discussed above. The remaining increase of $205,000, or 5 percent, is due to the acquisition of three communities over the last year and increases at communities owned as of September 30, 1995. On a per site basis, monthly weighted average property operating and maintenance expense increased from $81 in 1995 to $85 in 1996, or 5 percent. Excluding the golf course and marina operations, monthly weighted average property operating and maintenance expense decreased 1 percent on a per site basis due primarily to timing of repairs and maintenance spending in 1996 as compared with 1995.

Real estate taxes in third quarter 1996 increased $38,000 or 3.2 percent from third quarter 1995. The increase is due primarily to acquisitions, expansions of communities and general tax increases. On a per site basis, monthly weighted average real estate taxes were $21.54 in 1996 compared to $22.05 in 1995, a decrease of 2.3 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the various tax jurisdictions in which the Company operates.

Administrative expense for third quarter 1996 decreased $69,000 from 1995. Administrative expense in 1996 was 5.2 percent of revenues as compared to 6.2 percent in 1995.

Interest and related amortization costs increased for third quarter 1996 by $114,000 or 4 percent from third quarter 1995 due primarily to acquisitions. Interest expense as a percentage of average debt outstanding decreased from 8.7 percent for the third quarter 1995 to 8.4 percent for the third quarter 1996.

Depreciation expense in third quarter 1996 increased $90,000 or 3 percent. The increase is due to the acquisitions and expansions of communities.
Depreciation expense as a percentage of average depreciable rental property in 1996 from 1995 remained relatively constant.

Comparison of nine months ended September 30, 1996 to nine months ended September 30, 1995

For the nine months ended September 30, 1996, net income was $11,875,000, an increase of $1,806,000 from the same period in 1995. The increase was due primarily to increases in net operating income from communities owned by the Company as of September 30, 1995 and to a lesser extent the acquisition of three communities since September 30, 1995. In the first quarter 1995, the Company recognized an extraordinary charge of $829,000 related to the early extinguishment of debt.

Rental revenue in the first nine months 1996 was $48,194,000, an increase of approximately $3,669,000 or 8.2 percent from first nine months 1995. Approximately 30 percent of the increase was due to the acquisition of three communities since September 30, 1995, 46 percent represented the effect of annual rent increases and 24 percent was caused by increased occupancy. Weighted average occupancy for the first nine months 1996 was 18,813 sites, or
5.0 percent higher than weighted average occupancy for the first nine months 1995. On a per site basis, weighted average monthly rental revenue for the first nine months 1996 increased to $285 from $276 in 1995, or 3.1 percent.

Interest and other income increased approximately $546,000 or 37 percent in 1996 from 1995. The increase is due to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by a limited partner of the Company, in order to permit Chateau's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. The increase of $764,000 due to the inclusion of the golf course and marina revenues, was partially offset by a decrease in interest income of $194,000 due to the Company having less available cash to invest in the first nine months of 1996.

Property operating and maintenance expense for the first nine months 1996 increased approximately $1,821,000 or 15.1 percent from the same period a year ago. Approximately $780,000 of the increase represents the operating costs of the golf course and marina operations as discussed above. The remaining increase of $1,041,000, or 8.6%, is due to the acquisition of three communities since September 30, 1995 and increases at communities owned as of September 30, 1995. On a per site basis, monthly weighted average property operating and maintenance expense increased from $75 in 1995 to $82 in 1996, or 9.6 percent. The increase on a per site basis, excluding the golf course and marina operations, was 3.5 percent due primarily to timing of repairs and maintenance spending in 1996 as compared with 1995.

Real estate taxes for the first nine months 1996 increased $231,000 or 6.8 percent from first nine months 1995. The increase is due primarily to acquisitions and expansions of communities. On a per site basis, monthly weighted average real estate taxes were $21.30 in 1996 compared to $20.90 in 1995, an increase of 1.8 percent due to general tax increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for first nine months 1996 remained relatively constant from 1995. Administrative expense in 1996 was 5.8 percent of revenues as compared to 6.5 percent in 1995.

Interest and related amortization costs increased in 1996 primarily due to acquisitions. Interest expense as a percentage of average debt outstanding decreased in 1996 due to debt refinancing that occurred in first quarter 1995 and the line of credit which was renegotiated in January 1996.

Depreciation expense as a percentage of average depreciable rental property in 1996 remained relatively unchanged from 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,329,000 for first nine months 1996 compared to $19,769,000 for first nine months 1995. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for first nine months 1996 was $1,790,000 compared to net cash used of $16,113,000 for first nine months 1995. The amount provided consisted of net borrowings on the line of credit of $21,500,000 to fund three acquisitions during the period and the acquisition of six communities through a joint venture with ROC Communities, Inc. The cash provided by financing activities was offset partially by the distributions paid to OP unitholders of $18,016,000 and the payment of $932,000 to reacquire 43,334 OP units. The OP units were reacquired at $21.50 per OP unit pursuant to the terms of purchase agreements related to the November 1994 acquisition of seven communities.

Net cash used in investing activities in first nine months 1996 was $23,816,000. This amount represented the acquisition of six communities through a joint venture with ROC Communities, Inc., the acquisition of 134 filled sites in the Chestnut Creek Farm community on March 27, 1996, the acquisition of 276 filled sites in the Maple Valley and Maple Ridge communities on May 16, 1996, capital expenditures and construction costs. The joint venture and Chestnut Creek acquisition were financed by borrowings on the Company's line of credit. The Maple Valley and Maple Ridge acquisition was financed with approximately $4.8 million borrowed on the line of credit and approximately $1 million with the issuance of 43,884 OP units. In connection with the Maple Valley and Maple Ridge acquisition, the Company issued an additional 45,506 OP units in return for an investment interest in a joint venture. The joint venture is currently developing four additional communities which, when completed, will aggregate 2,000 new homesites. The Company may guarantee up to $8 million of debt of the joint venture in return for a guarantee fee, which guarantee has not yet been utilized. Also, the Company will have first rights to purchase the communities when they reach 95 percent occupancy.

For the first nine months 1996, construction and development costs approximated $2,700,000, while recurring property capital expenditures, other than construction and development costs, were approximately $500,000. Aggregate property capital expenditures for 1996 are anticipated to be approximately $600,000. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional debt securities, contributions from Chateau resulting from Chateau's issuance of additional equity securities, assumption of existing secured or unsecured indebtedness, or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. Huntington National Bank, as lead agent, along with Bank of America and NBD Bank, have agreed until January, 1999 to lend the Company up to $50 million which, subject to customary conditions, is available to finance the development of expansion sites, the acquisition of additional properties and for general business obligations. This line of credit is unsecured and currently bears interest at 150 basis points over LIBOR. At September 30, 1996, $21,500,000 was outstanding under the line of credit.

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

FFO for the third quarter 1996 was $6,769,000 (including depreciation of $2,814,000) compared to $5,828,000 (including depreciation of $2,725,000) for the same period in 1995, an increase of $941,000 or 16.2 percent. The increase in FFO is due primarily to increased revenues of $1,504,000, partially offset by increased operating and administrative expenses of $448,000.

FFO for the first nine months 1996 was $20,323,000 (including depreciation of $8,448,000) compared to $18,187,000 (including depreciation of $8,118,000) for the same period in 1995, an increase of $2,136,000 or 11.7 percent. The increase in FFO is due to increased revenues of $4,215,000, partially offset by increased operating and administrative expenses of $1,973,000.

September 1996, the Company amended its July Merger Agreement with ROC Communities, Inc., a Maryland corporation ("ROC"), to provide for, among other things, a 3.16% OP unit distribution to the Company's OP Unitholders. In connection with the Amended Merger Agreement, the Company (i) elected to repurchase up to 1,450,000 OP units, of which 450,000 units were repurchased in October 1996 at an average cost of $25 per OP unit, and (ii) rejected separate proposals to merge the Company with each of Sun Communities, Inc. and Manufactured Home Communities, Inc. ("MHC"). The Company borrowed approximately $11.3 million on its line of credit to finance the repurchase of OP units.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In connection with a tender offer by MHC's operating partnership for shares of Chateau's Common Stock, Chateau commenced litigation against MHC and its operating partnership in United States District Court in Baltimore, Maryland seeking a declaratory judgment with respect to, among other things, the 7% ownership limit set forth in Chateau's Articles. MHC filed a counterclaim against Chateau, its directors and ROC in the litigation alleging, among other things, various breaches of fiduciary duty. Despite the withdrawal by MHC of its tender offer, this litigation remains pending.

         In addition, three separate purported class actions have been filed against Chateau and its directors in the Circuit Court for Montgomery County, Maryland alleging breaches of fiduciary duty by their agreeing to a merger with ROC and refusing to endorse the MHC Tender Offer or the Sun Proposal.

         The Company believes the counterclaim and the State court litigation (which has been consolidated) are entirely without merit and intends to defend these cases.

         The information contained in the Schedule 14D-9 filed by Chateau, including amendments previously filed and those which may be filed after the date hereof, is incorporated by reference.


Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters for a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         12 - Computation of Ratio of Earnings to Fixed Charges

         27 - Financial Data Schedule

         99 - (a) Schedule 14D-9

(a) Incorporated by reference to Chateau's Schedule 14D-9 filed with the Commission on September 18, 1996.

         No Reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of November, 1996.

                                        CP LIMITED PARTNERSHIP
                                        By:  Chateau Properties, Inc.



                                        By:       /s/ Tamara D. Fischer
                                           -------------------------------------
                                                     Tamara D. Fischer
                                               Executive Vice President
                                              and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                    EXHIBIT

                                     INDEX



Exhibit Number                 Exhibit Description
--------------                 -------------------

       12              Computation of Ratio of Earnings to Fixed Charges

       27              Financial Data Schedule