Form 10-K
period 1996-12-31
CP LTD PARTNERSHIP
filed 1997-03-31
CIK 931917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K
(Mark One)

  X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR
       Transition report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

                         COMMISSION FILE NUMBER 33-85492
                                 ______________

                             CP LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                   MARYLAND                            38-3140664
          (State or other jurisdiction               I.R.S. Employer
        of incorporation or organization)           Identification No.)

               6430 South Quebec Street, Englewood, Colorado 80111
          (Address of principal executive offices)          (zip code)
       Registrant's telephone number, including area code:  (303) 741-3707

           Securities registered pursuant to section 12(b) of the Act:

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

Yes   X           No
    -----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            CP LIMITED PARTNERSHIP

                            FORM 10-K ANNUAL REPORT
                      for the year ended December 31, 1996
                               TABLE OF CONTENTS
                                    _______

     ITEM                                                                 PAGES
     ----                                                                 -----
                                    PART I
     1.   Business.........................................................  1

     2.   Properties.......................................................  6

     3.   Legal Proceedings................................................  7

     4.   Submission of Matters to a Vote of Security Holders..............  8

                                    PART II
     5.   Market for Registrant's Common Equity and
               Related Security Holder Matters.............................  8

     6.   Selected Financial Data..........................................  9

     7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 11

     8.   Financial Statements and Supplementary Data...................... 17

     9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................... 34

                                    PART III
     10.  Directors and Executive Officers of the Registrant............... 35

     11.  Executive Compensation........................................... 35

     12.  Security Ownership of Certain Beneficial Owners
               and Management.............................................. 35

     13.  Certain Relationships and Related Transactions................... 35

                                    PART IV
     14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K......................................... 36

          Signatures....................................................... 41

                          FINANCIAL STATEMENT SCHEDULES
          CP Limited Partnership Financial Statement Schedules............. F1

                                     PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

CP Limited Partnership (the "Company") is a Maryland limited partnership. Chateau Properties, Inc. ("Chateau"), a Maryland corporation and the sole general partner of the Company, is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company is engaged in the ownership, management, leasing, expansion and acquisition of manufactured home communities. The Company began operations through a predecessor in 1966, and today, is one of the United States largest owners and operators of manufactured home community properties with a portfolio of 47 communities in Michigan, Illinois, Florida, Minnesota and North Dakota (the "Properties"). The Company also has a 50 percent interest in a joint venture with ROC Communities, Inc. ("ROC") that owns 6 development communities.

On February 11, 1997, the Company completed its merger with ROC (the "Merger"). The Merger and related transactions will be accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC will be adjusted to fair value for financial accounting purposes and the results of operations of ROC will be included in the results of operations of the Company in 1997.

In connection with the Merger, the following related transactions occurred:

     - The Company repurchased and retired 1,200,000 OP units from Chateau, of which 450,000 were repurchased in 1996

     - ROC purchased 350,000 shares of Common Stock of Chateau, which were retired along with a equivalent number of units at the time of the Merger

     - The Company issued 1.042 OP units to Chateau to reflect an equivalent number of shares issued by Chateau for each share of ROC stock outstanding

     - The Company paid a distribution equal to .0326 OP units per OP unit outstanding, to reflect an equivalent stock dividend by Chateau

     - Certain limited partners exchanged 6,170,908 OP units for common shares, which resulted in those units being held by Chateau. These Unitholders waived their right to receive the above distribution with respect to those OP units exchanged and as a result it was re-allocated to Chateau, resulting in a distribution to the general partner of .068 OP units

     - These exchanging limited partners purchased 984,423 shares of Common Stock from Chateau at $25.88 per share, and Chateau purchased the same number of units from the Company with these proceeds.

Since the Merger, the Company now owns 128 communities with an aggregate 42,986 residential homesites. In addition, it now fee manages 6,953 residential homesites in 34 communities.

FORMATION OF THE COMPANY

The Company was formed by Chateau, as general partner, and Chateau Estates, as the initial limited partner on September 16, 1993.

In November 1993, the Company engaged in the following transactions:

     * Chateau Estates, a Michigan co-partnership, contributed fee title to twenty of the Properties to the Company in exchange for partnership interests in the Company ("OP units").

     * InterCoastal Communities, Inc. a Florida corporation and its affiliates (collectively "InterCoastal"), contributed fee title to one Property and partnership interests in partnerships which own fee title to six of the Properties to the Company in exchange for OP units.

     * A group of six Michigan co-partnerships affiliated with Leonard Maas (collectively "Maas") contributed fee title to six of the Properties to the Company in exchange for OP units.

     * Chateau contributed the net proceeds of its initial public offering (the "IPO") of $103.8 million to the Company, in exchange for a 40.8 percent partnership interest in the Company as its sole general partner.

     * The Company used the capital contribution from Chateau after the IPO to repay approximately $88.2 million of indebtedness (including related prepayment penalties) collaterialized by mortgages on certain of the Properties and the balance was retained for working capital and for the possible acquisition of additional manufactured home communities or development of expansion sites.

Chateau Estates, InterCoastal, and Maas are referred to together as the Chateau Properties Group or the Predecessor.

INDUSTRY OVERVIEW

A manufactured home community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering many amenities, custom options and on-site built additional structures.

Modern manufactured home communities are similar to typical residential subdivisions usually containing centralized entrances, paved streets, curbs and gutters and parkways. These communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site.

OPERATING AND INVESTMENT STRATEGIES

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its existing manufactured home communities and the selective acquisition of additional communities. The Company focuses on manufactured home communities that have above-average cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's investment and operating strategies include:

OPERATIONS

     * Providing the most attractive and desirable manufactured home communities in its markets.

     * Offering a more extensive selection of amenities than other manufactured home communities in its markets.

     * Maintaining and upgrading on a systematic basis its manufactured home communities through a regular preventive maintenance and replacement program.

     * Offering residents on-site services and accessibility to on-site managers to maximize retention, encourage home maintenance and improvements and minimize turnover.

     * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community.

     * Through a subsidiary of Chateau, offer potential community residents the convenience of purchasing a home in place.

ACQUISITIONS, DEVELOPMENT AND EXPANSIONS

     * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow by providing a professional property management team, correcting operating inefficiencies, aggressively leasing and/or renovating sites and developing additional sites.

     * Acquiring properties in existing markets in order to achieve economies of scale in management and operations, and in new markets where portfolios may be acquired with regional management in place.

     * Selectively developing new communities in regions where the Company already does business and further development is supported by demographics and strong market demand.

     * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.

     * Utilizing the expertise and relationships developed by the Company's management to identify acquisition opportunities and complete acquisitions directly with sellers prior to the active public marketing of the properties.

Important factors to the Company when evaluating potential acquisitions include:


     *    Quality of the design and construction of the communities.

     *    Current condition and appearance of the communities.

     * Current cash flow and ability of the Company to increase cash flow through rental increases, enhanced operating efficiencies and site expansions.

     * Existing and potential competition from other manufactured home communities.

     *    Economic strength of the surrounding area.

The Company intends to finance its acquisitions and expansions through its $50 million unsecured line of credit with Huntington National Bank, as lead agent, along with Bank of America and First Chicago NBD, and/or through additional debt offerings, the issuance of OP units or contributions from Chateau from additional equity offerings. The Company also intends to maintain debt-to-total market capitalization (i.e., total debt of the Company as a percentage of the market value of the outstanding OP Units of the Company, plus total debt) of 40 percent or less. Assuming the market value of an OP unit is equivalent to the market value of Chateau's common stock, at December 31, 1996, the Company had debt-to-total market capitalization of approximately 30 percent.

EXPANSION AND IMPROVEMENT OF MANUFACTURED HOME COMMUNITY PROPERTIES

The Company will seek to increase the income generated from the Properties and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. During 1996, the Company developed 276 expansion sites. As of December 31, 1996 the Company had 20,279 total sites, of which 1,131 were vacant. The Company owned at such date undeveloped land adjacent to existing communities containing approximately 1,200 expansion sites which are zoned for manufactured housing. All necessary utilities are available at these expansion sites, however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

During 1996, the Company expanded its Anchor Bay community by completing the development of 103 sites, expanded its Algoma community by developing 53 sites, expanded its Fairways community by completing the development of 10 sites and developed 110 sites on land adjacent to its Macomb community.

1996 ACQUISITIONS

During 1996, the Company completed the following acquisitions:

                                                              Amount
                                                             Allocated         OP
                              Community Name and             to Assets        Units
  Date                            Location                   Acquired         Issued          Cash
 ------                       ------------------             --------         ------       ----------
  March, 1996                 Chestnut Creek Farm             $  3,400              -       $  3,400
                              DAVISON, MI

  May, 1996                   Maple Valley and                $  5,800       $  1,000       $  4,800
                              Maple Ridge
                              MANTENO, IL

  September, 1996             Joint venture with ROC          $  10,300             -       $ 10,300
                              purchase of six communities
                              in six states

  Various                     Other joint ventures            $  4,200       $  1,000       $  3,200


LEASES

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. Pursuant to Michigan Mobile Home Commission Act Section 28 which governs the leasing of manufactured home sites in Michigan, prospective residents must be given the opportunity to sign a lease for a fixed term for their site. The Company's experience has been that a majority of Michigan residents decline to execute a lease, but like all residents of the Company's properties, do execute less formal documentation which sets forth the general terms of occupancy. Leases or other terms of residents' occupancy are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

COMPETITION

All of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at the Properties or at any newly acquired properties and on the rents charged. Although the Company believes it has adequate capital resources and its officers and directors have significant experience, the Company competes with others that may have greater resources than the Company and whose officers and directors may have more experience than the Company's officers and directors. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to potential residents of the Properties.

EMPLOYEES

As of December 31, 1996, the Company had approximately 276 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community rules and on-going accessibility for resident assistance. The communities have extensive rules and regulations to maintain their appearance at the highest level. Administrators notify residents who are in violation of these rules and regulations.
Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 23 corporate employees who assist on-site administrators in all property functions.

Commitment to resident satisfaction is demonstrated by the ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.

TAX STATUS

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns, therefore, no provision for income taxes is made in the financial statements.

ITEM 2.  PROPERTIES

At December 31, 1996 the Properties consisted of 47 manufactured home communities containing 20,279 sites with amenities designed for either retirement or family living of which 25 were located in Michigan, 13 in Florida, 4 in Minnesota, 3 in North Dakota and 2 in Illinois. The Company also owned land adjacent to certain existing communities containing approximately 1,200 expansion sites which, although not yet developed, were zoned for manufactured housing. Of the 47 Properties, 38 have 200 or more sites, with the largest having 1,533 sites.

The Company also has a 50 percent interest in a joint venture with ROC that owns 6 development communities.

At December 31, 1996, the Properties had an average occupancy rate of approximately 94.4 percent with weighted average rent for the year ended December 31, 1996 of $285 per month. Weighted average rent is calculated as net rental income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the occupied sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for the residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and a library. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and a marina.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to insure that residents comply with community policies and to provide maintenance of the common areas, facilities and amenities. The Company continually monitors compliance by residents with its residents' regulations to assure that the communities are maintained at the highest standards. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of less than 3 percent. During this period, the average annual turnover of residents in the Properties (where the home is sold and remains within the community, typically without interruption of rental income) has been approximately 10-12 percent.

The Company owns a 100 percent beneficial interest in all of the Properties, (other than the six properties held in the joint venture with ROC, in which it has a 50 percent interest), except for Emerald Lake, Fairways, Lakeland Junction, Lakes at Leesburg, Palm Beach Colony, Winter Haven Oaks and Del Tura in which it owns a 99 percent beneficial interest and in which Chateau owns the remaining 1 percent beneficial interest.

INDEBTEDNESS

At December 31, 1996, the aggregate amount of indebtedness encumbering the Properties was approximately $54.4 million. The amounts outstanding as of December 31, 1996 for the indebtedness encumbering each of these Properties is set forth (in thousands) in the following table. Prepayment of these debt obligations may result in significant prepayment penalties.

                                                                                                 Amount of
                                             Amount of          Interest                       Indebtedness
Property Pledged as Collateral              Indebtedness          Rate       Maturity        due at Maturity
------------------------------              ------------        --------     --------        ---------------
Del Tura                                      $  33,323          8.40%         2000            $  31,138
Macomb                                           16,328          9.82%         1999               15,574
Norton Shores/Ferrand Estates                     3,535          8.00%         1999                3,327
Oak Hill                                          1,255          8.00%         1998                1,219
                                              ---------                                        ---------
Total                                         $  54,441                                        $  51,258
                                              ---------                                        ---------
                                              ---------                                        ---------

ITEM 3.  LEGAL PROCEEDINGS

In connection with a tender offer by Manufactured Home Communities, Inc.'s ("MHC") operating partnership for shares of Chateau's Common Stock in September 1996, Chateau commenced litigation against MHC and its operating partnership in United States District Court in Baltimore, Maryland seeking a declaratory judgment with respect to, among other things, the 7 percent ownership limit set forth in the Company's Articles. MHC filed a counterclaim against Chateau, its directors and ROC in the litigation alleging, among other things, various breaches of fiduciary duty. Despite the withdrawal by MHC of its tender offer, this litigation remains pending.

In addition, three separate purported class actions have been filed against Chateau and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to a merger with ROC and refusing to endorse the MHC Tender Offer or the proposal received from Sun Communities, Inc.

The Company believes the MHC counterclaim and the State Court litigation (which has been consolidated) are entirely without merit and intends to vigorously defend these cases if pursued.

The information contained in the Schedule 14D-9 filed by the Company, including amendments previously filed and those which may be filed after the date hereof, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        MATTERS

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth summary financial information of the Company and the Predecessor for the periods and dates indicated.


                                                                                                             Predecessor
                                                                                                       --------------------------
                                                                                       For the period                   For the
                                                     For the Year Ended                 November 23-   January 1 -     year ended
                                          December 31,   December 31,   December 31,    December 31,   November 22,   December 31,
In thousands, except per OP Unit data       1996 (1)         1995         1994 (2)          1993          1993           1992
                                          ------------    ------------  ------------    -------------  ------------   ------------
OPERATING DATA:
Revenues:
  Rental income                               $ 64,695       $  59,912      $ 47,318         $  4,577     $  38,242      $  40,826
  Interest and other income                      2,689           1,943           749              110           684            541
                                          ------------    ------------  ------------    -------------  ------------   ------------
    Total revenues                              67,384          61,855        48,067            4,687        38,926         41,367
Expenses:
  Property operating and administrative         26,870          24,410        19,944            1,867        16,909         17,712
  Depreciation                                  11,452          11,014         7,230              707         5,823          6,431
  Interest and related amortization             12,962          12,452         5,996              576        12,101         14,303
  Reorganization costs                                                                          1,699
                                          ------------    ------------  ------------    -------------  ------------   ------------
    Total expenses                              51,284          47,876        33,170            4,849        34,833         38,446
                                          ------------    ------------  ------------    -------------  ------------   ------------
     Income (loss) before
        extraordinary item                      16,100          13,979        14,897             (162)        4,093          2,921
  Extraordinary item (3)                                          (829)                        (2,738)
                                          ------------    ------------  ------------    -------------  ------------   ------------

    Net income (loss)                           16,100         13,150         14,897           (2,900)        4,093          2,921
                                          ------------    ------------  ------------    -------------  ------------   ------------
                                          ------------    ------------  ------------    -------------  ------------   ------------
    Net income (loss) attributed to
    General partner                            $ 6,534        $  5,303         6,037        $  (1,183)
    Limited partners                             9,566           7,847         8,860           (1,717)
                                          ------------    ------------  ------------    -------------

                                              $ 16,100       $  13,150      $ 14,897        $  (2,900)     $  4,093       $  2,921
                                          ------------    ------------  ------------    -------------  ------------   ------------
                                          ------------    ------------  ------------    -------------  ------------   ------------
Weighted average OP Units
    outstanding                                 14,837          14,779        14,189          14,081
Earnings per OP Unit Data:
  Income (loss) before extraordinary
    item                                      $   1.09        $    .95      $   1.05        $    (.01)
  Extraordinary item                          $     -         $   (.06)     $     -         $    (.20)
  Net income (loss)                           $   1.09        $    .89      $   1.05        $    (.21)
  Distributions declared                      $   1.62        $  1.525      $  1.425        $     .15
CASH FLOW DATA:
  Net cash provided by operating
    activities                                $ 29,755        $ 28,097      $ 22,584        $  4,980      $   8,659     $    8,853
  Net cash provided by (used in)
    financing activities                      $   (595)       $(24,365)     $  7,056        $ 15,591      $  (5,983)    $   (5,933)
  Net cash provided by (used in) investing
    activities                                $(29,518)       $ (6,158)     $(46,214)       $   (639)     $  (3,416)    $   (3,140)
BALANCE SHEET DATA:
  Rental property, before accumulated
    depreciation                              $300,631        $276,423      $266,833        $151,069                    $  147,107
  Rental property, net of accumulated
    depreciation                              $219,338        $206,555      $207,977        $ 97,755                    $  100,230
  Total assets                                $232,066        $212,034      $215,418        $120,524                    $  106,449
  Total debt                                  $168,315        $132,700      $132,747        $ 52,831                    $  143,148
  Total Partners' Capital (owners'
    deficit)                                  $ 42,743        $ 60,572      $ 67,111        $ 58,865                    $  (46,016)


OTHER DATA:


                                                                                                    Predecessor
                                                                                       ------------------------------------------
                                                                                       For the period                   For the
                                                     For the Year Ended                 November 23-   January 1 -     year ended
                                          December 31,   December 31,   December 31,    December 31,   November 22,   December 31,
Dollars in thousands                        1996(1)          1995          1994(2)          1993          1993           1992
                                          ------------    ------------  ------------    -------------  ------------   ------------

  Total properties (at end of period)               47              44            43             33                             33
  Total sites (at end of period)                20,279          19,594        19,185         15,261                         15,072
  Weighted average occupied sites               18,889          18,051        14,913         14,025         14,025          13,683
  Funds from operations (4)                   $ 27,460        $ 24,898      $ 22,015       $    536      $   9,822       $   9,252


     (1) In February 1997, the Company completed a merger with ROC Communities, Inc. See Note 11 to the Consolidated Financial Statements for information regarding the merger.

     (2)  The Company acquired eight communities in the fourth quarter of 1994.

     (3) The extraordinary items represent prepayment penalties and certain other related costs associated with the early extinguishment of debt.

     (4) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property is the only non-cash adjustment. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:


                                                                                                    Predecessor
                                                                                       ------------------------------------------
                                                                                       For the period                   For the
                                                     For the Year Ended                 November 23-   January 1 -     year ended
                                                        December 31,                    December 31,   November 22,   December 31,
In thousands                                  1996(1)          1995          1994(2)          1993          1993           1992
                                          -------------   ------------  ------------    -------------  ------------   ------------

  Income (loss) before
    extraordinary item                        $  16,100      $  13,979      $  14,897        $  (162)      $  4,093       $  2,921
  Depreciation of rental
    property                                     11,360         10,919          7,118            698          5,729          6,331
                                          -------------   ------------  ------------    -------------  ------------   ------------
  Funds from Operations                       $  27,460      $  24,898      $  22,015         $  536       $  9,822       $  9,252

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of results of operations and financial condition covers the years ended December 31, 1996, 1995 and 1994 and should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

On February 11, 1997, the Company completed its merger with ROC Communities, Inc. ("ROC") (the "Merger"). The pro forma discussion covers the years ended December 31, 1996 and 1995 assuming the Merger and related transactions had occurred on January 1, 1995. This pro forma discussion should be read in conjunction with Note 11 to the financial statements of the Company included elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

For the year ended December 31, 1996, net income was $16,100,000, an increase of $2,121,000 from the year ended December 31, 1995. The increase was due primarily to increased net operating income from communities owned by the Company on January 1, 1995 (the "Core 1995 Portfolio") and to a lesser extent, the acquisition of three communities in 1996 and one community in 1995. The increase in net operating income from the Company's Core 1995 Portfolio was due to increased occupancy and rental increases offset by general operating expense increases.

Rental revenue in 1996 was $64,695,000, an increase of $4,783,000 or 8.0 percent from 1995. Approximately 2.3 percent of the increase was due to the acquisitions of three communities in 1996 and one in 1995, 3.9 percent represented the effect of annual rent increases in the Core 1995 Portfolio and 1.8 percent was due to increased occupancy in the Core 1995 Portfolio. Weighted average occupancy for the year ended December 31, 1996, was 18,889 sites, or 4.6 percent higher than weighted average occupancy for the year ended December 31, 1995. Weighted average occupancy increased in 1996 due to the 1996 and 1995 acquisitions and the filling of 265 additional sites that were either vacant at January 1, 1996 or developed in 1996. The occupancy rate was 94.4 percent on 20,279 sites as of December 31, 1996, as compared with 94.3 percent on 19,594 sites as of December 31, 1995. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1996 increased to $285 from $277 in 1995 or 3.2 percent due to rental increases in the Core 1995 Portfolio in 1996.

Interest and other income increased approximately $746,000, or 38 percent, in 1996 from 1995. The increase is due primarily to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an OP Unitholder of the Company, in order to permit Chateau's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing Chateau to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations.

Property operating and maintenance expense for the year ended December 31, 1996 increased by $2,180,000 or 13.6 percent from the same period a year ago. Approximately $1,028,000 of the increase represents the operating costs of the golf course and marina operations discussed above. The remaining increase of $1,152,000 or a 7.2 percent increase over the prior year, is due primarily to the acquisition of three communities in 1996 and one in 1995.
On a per site basis, monthly weighted average property operating and maintenance expense increased from $74 in 1995 to $80 in 1996, or 8.6 percent. Excluding the golf course and marina operations, monthly weighted average property operating and maintenance expense increased 2.4 percent, on a per site basis, year over year.

Real estate taxes for the year ended December 31, 1996, increased by $333,000, or 7.4 percent, from the year ended December 31, 1995. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $21.40 in 1996 compared to $20.90 in 1995, an increase of 2.6 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for 1996 was relatively constant with 1995. Administrative expense in 1996 was 5.7 percent of revenues as compared to 6.3 percent in 1995.

Interest and related amortization costs increased for the year ended December 31, 1996, by $510,000, as compared with the year ended December 31, 1995.
The increase is attributable to the indebtedness incurred to finance the 1996 acquisitions of three communities and one in 1995, as well as the investment in a joint venture with ROC that owns six development communities. Interest expense also increased due to the financing of the Company's repurchase and retirement of 450,000 OP units in connection with the Merger. Interest expense as a percentage of average debt outstanding decreased to approximately 8.1 percent in 1996 from approximately 8.9 percent in 1995.

Depreciation expense for the year ended December 31, 1996, increased $438,000 from the same period a year ago. The increase is due to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1996 remained relatively unchanged from 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

For the year ended December 31, 1995, net income was $13,979,000, a decrease of $918,000 from the year ended December 31, 1994. The decrease was due to an increase in depreciation of $3,784,000 and increased interest costs of $6,456,000, which were offset by increased net operating income of $9,322,000. These increases were primarily due to the acquisitions of one community in 1995 and 10 communities in 1994, as well as an increase in net rental revenue from the communities owned by the Company on January 1, 1994 (the "Core 1994 Portfolio"). The increase in net operating income from the Company's Core 1994 Portfolio was due to increased occupancy and rental increases offset by general operating expense increases. In the first quarter 1995, the Company recognized an extraordinary charge of $829,000 related to the early extinguishment of debt.

Rental revenue in 1995 was $59,912,000, an increase of $12,594,000 or 26.6 percent from 1994. Approximately 84.8 percent of the increase was due to the acquisition of one community in September 1995 and 10 communities in 1994, eight of which were acquired in the fourth quarter, 9.2 percent represents the effect of annual rent increases in the Core 1994 Portfolio and 6.0 percent was due to increased occupancy in the Core 1994 Portfolio.

Weighted average occupancy for the year ended December 31, 1995, was 18,051 sites, or 21 percent higher than weighted average occupancy for the year ended December 31, 1994. Weighted average occupancy increased in 1995 due to the 1995 and 1994 acquisitions and the filling of 381 additional sites that were either vacant at January 1, 1995, or developed in 1995. The occupancy rate was 94.3 percent on 19,594 sites as of December 31, 1995, as compared with 92.7 percent on 19,185 sites as of December 31, 1994.

On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1995 increased to $277 from $264 in 1994 or 4.6 percent. This increase was due to acquisitions made in 1995 and 1994 and rental increases in the Core 1994 Portfolio in 1995, partially offset by a weighted average $2 per month per site rebate that the Company passed through to its Michigan residents. The rebate represented the net savings realized by the Company from a change in real estate taxation in Michigan.

Interest and other income increased approximately $1,194,000, or 159 percent, in 1995 from 1994 primarily due to other operating revenues generated by the communities acquired by the Company in November 1994.

Property operating and maintenance expense for the year ended December 31, 1995, increased by $3,524,000 or 28.2 percent from the same period a year ago. The increase is due primarily to the 1995 and 1994 acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased from $70 in 1994 to $74 in 1995, or 5.9 percent. The increase on a per site basis is due principally to certain of the communities acquired in 1994 having a higher per site operating cost, an increase in advertising and other costs incurred to fill sites and utility rate increases. The higher per site operating cost in certain of the acquired communities is due, in part, to the costs associated with the other operating revenues generated by these communities. The increase in advertising spending resulted in the net filling of 381 sites for 1995, while only 170 sites were filled for the year ended December 31, 1994.

Real estate taxes for the year ended December 31, 1995, increased by $688,000, or 17.9 percent, from the year ended December 31, 1994. The increase is due primarily to acquisitions and expansions of communities. On a per site basis, monthly weighted average real estate taxes were $20.90 in 1995 compared to $21.40 in 1994, a decrease of 2.6 percent. The decrease was due primarily to a change in real estate taxation in Michigan and acquisitions which had a lower per site real estate tax cost, offset by general tax increases. The change in real estate taxation decreased real estate taxes beginning in the third and fourth quarter of 1994, and first and second quarter of 1995. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1995, increased $254,000, or 7.0 percent, from the year ended December 31, 1994. Administrative expense in 1995 was 6.3 percent of revenues as compared to 7.5 percent in 1994.

Interest and related amortization costs increased for the year ended December 31, 1995, by $6,456,000, as compared with the year ended December 31, 1994. The increase is attributable to the indebtedness incurred to finance the 1995 and 1994 acquisitions of 10 communities. Interest expense as a percentage of average debt outstanding decreased to approximately 8.9 percent in 1995 from approximately 9.4 percent in 1994 due to debt refinancing that occurred in the first quarter of 1995.

Depreciation expense for the year ended December 31, 1995, increased $3,784,000 from the same period a year ago. The increase is due to the 1995 and 1994 acquisitions of 10 communities for a combined purchase price of approximately $117 million. Depreciation expense as a percentage of average depreciable rental property in 1995 remained relatively unchanged from 1994.

PRO FORMA RESULTS OF OPERATIONS

PRO FORMA YEAR ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31,1995

Rental revenue increased $7,200,000 or 6 percent in 1996 over 1995 due to increased occupancy and rental increases in communities owned by the Company on January 1, 1995. Other revenues increased approximately $800,000 or 20 percent for the year ended December 31, 1996 over 1995 due primarily to golf course and marina operations which were consolidated in 1996 and recorded as net lease income in 1995 as discussed above.

Property, operating, maintenance and administrative expense increased $4,100,000 or 8.3 percent in 1996 as compared to 1995. Excluding the expenses of the golf course and marina operations discussed above, the increase would have been $3,000,000 or 6.1 percent. This increase is due to the increased number of occupied sites, as well as general increases.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29,755,000 for the year ended December 31, 1996, compared to $28,097,000 for the year ended December 31, 1995. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the year ended December 31, 1996, was $595,000. Use of cash included distributions made to OP Unit holders of $24,065,000; the payment of $932,000 to reacquire 43,333 OP units at $21.50 per Unit and the payment of $11,239,000 to repurchase and retire 450,000 OP units in connection with the Merger. The units were repurchased in October 1996 at an average price of approximately $25.00 per OP unit. This use of cash was offset partially by net borrowings under the Company's line of credit of $36,750,000.

Net cash used in investing activities for the year ended December 31, 1996 was
$29,518,000.   This amount represented the acquisition of three communities, joint venture investments, capital expenditures and construction and development costs. The acquisition of the three communities for an aggregate purchase price of $9,200,000 were financed by $8,200,000 borrowed on the Company's line of credit and $1,000,000 through the issuance of 43,884 OP units. The investment in the joint venture with ROC of $10,300,000 was financed by a borrowing on the Company's line of credit. The Company also invested approximately

$3,200,000 in cash in other joint ventures. For the year ended December 31, 1996, construction and development costs approximated $3,700,000, while recurring property capital expenditures, other than construction and development costs, were approximately $635,000. Recurring property capital expenditures in 1996 increased $94,000, or 17 percent, over the same period in 1995, due to the increased number of communities in the Company's portfolio. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional debt securities, assumption of existing secured or unsecured indebtedness, the issuance of OP units or from contributions from Chateau from additional equity offerings. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. Huntington National Bank, as lead agent, along with Bank of America and First Chicago NBD, have agreed, until January, 1999, to lend the Company up to $50 million which, subject to customary conditions, is available to finance the development of expansion sites, the acquisition of additional properties and general business obligations. This line of credit is unsecured and bears interest at 150 basis points over LIBOR. At December 31, 1996, there was $36,750,000 outstanding under the line of credit.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt securities or from contributions from Chateau from additional equity offerings and cash flows from operations.

The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect on results of operations or financial position during the three year period ended December 31, 1996, nor does management believe it will have a material impact in the future.

PRO FORMA INDEBTEDNESS

On a pro forma basis as of December 31, 1996, the Company had the following debt outstanding (in thousands):

Fixed rate mortgages                                     $  113,979
Fixed rate unsecured debt                                   145,000
Unsecured lines of credit                                    66,993
Other debt                                                    2,124
                                                         ----------
                                                         $  328,096
                                                         ----------
                                                         ----------

The weighted average interest rate and remaining term of the fixed rate debt was approximately 8.1 percent and 4.3 years, respectively. The only variable rate debt outstanding is drawn on lines of credit. After the Merger, the Company has two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR.

INFLATION

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REIT's which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property is the only non-cash adjustment. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                             For the year
                                                           ended December 31,
                                               --------------------------------------
                                                   1996           1995          1994
                                              ----------     ----------     ----------

Income before extraordinary item              $  16,100      $  13,979      $  14,897
Depreciation of rental property                  11,360         10,919          7,118
                                              ----------     ----------     ----------
Funds from operations                           $27,460      $  24,898      $  22,015




On a pro forma basis, FFO is calculated as follows:


                                                      For the year
                                                   ended December 31,
                                                   -------------------
                                                   1996           1995
                                                   -----          ----
Net income                                    $  18,000      $  13,100
Depreciation of rental property                  34,300         34,200
Amortization of other intangibles                   400            500
                                              ---------      ---------
Funds from operations                         $  52,700      $  47,800

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CP Limited Partnership:

We have audited the accompanying consolidated balance sheets of CP Limited Partnership (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital and cash flows for the three years in the period ended December 31, 1996. We have also audited the financial statement schedule as identified in item 14(a) (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the management of CP Limited Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CP Limited Partnership as of December 31, 1996 and 1995, and the results of operations and cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Detroit, Michigan
February 12, 1997

                             CP LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME


                                                                                     FOR THE YEAR ENDED
                                                             PRO FORMA   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
In thousands, except per OP Unit data                          1996*        1996           1995           1994
                                                             ---------   ------------   ------------   ------------
                                                            (unaudited)
Revenues:
  Rental income                                                             $  64,695      $  59,912      $  47,318
  Interest and other income                                                     2,689          1,943            749
                                                                            ---------      ---------      ---------
                                                             $ 132,800         67,384         61,855         48,067
Expenses:
  Property operating and maintenance                                           18,201         16,021         12,497
  Real estate taxes                                                             4,856          4,523          3,835
  Depreciation                                                                 11,452         11,014          7,230
  Administrative                                                                3,813          3,866          3,612
  Interest and related amortization                                            12,962         12,452          5,996
                                                                            ---------      ---------      ---------
                                                               114,800         51,284         47,876         33,170
                                                             ---------      ---------      ---------      ---------
    Income before extraordinary item                            18,000         16,100         13,979         14,897
Extraordinary charge from early
    extinguishment of debt                                           -              -           (829)             -
                                                             ---------      ---------      ---------      ---------

    Net income                                                  18,000         16,100         13,150         14,897
      Net income (loss) attributed to:
      General partner                                           16,200          6,534          5,303          6,037
      Limited partner                                            1,800          9,566          7,847          8,860
                                                             ---------      ---------      ---------      ---------
                                                             $  18,000      $  16,100      $  13,150      $  14,897
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
Earnings per OP Unit:
  Income before extraordinary item                              $  .64        $  1.09         $  .95        $  1.05

  Extraordinary item                                                 -              -           (.06)             -
                                                             ---------      ---------      ---------      ---------

  Net income                                                    $  .64        $  1.09         $  .89        $  1.05
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Distributions declared per OP unit
  outstanding                                                                 $  1.62       $  1.525       $  1.425
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------

Weighted average OP Units outstanding                           27,873         14,837         14,779         14,189
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------


*See Note 11



    The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                             PRO FORMA
                                                            DECEMBER 31           DECEMBER 31,
  In thousands, except per OP Unit data                        1996*          1996            1995
                                                            -----------    ----------      ---------
                                                            (unaudited)
ASSETS
Rental property:
  Land                                                                      $  33,821      $  32,891
  Land and improvements for expansion sites                                     1,988          2,434
  Manufactured home community improvements                                    239,514        216,591
  Community buildings                                                          17,607         17,231
  Furniture and other equipment                                                 7,701          7,276
                                                                            ---------      ---------
        Total rental property                               $  796,000        300,631        276,423
    Less accumulated depreciation                               81,000         81,293         69,868
                                                            ----------      ---------      ---------
      Net rental property                                      715,000        219,338        206,555
                                                            ----------
                                                            ----------
Cash and cash equivalents                                                         586            944
Rent and other receivables                                                      5,403          2,142
Prepaid expenses and other assets                                               6,739          2,393
                                                                            ---------      ---------
        Total assets                                        $  736,000     $  232,066     $  212,034
                                                            ----------      ---------      ---------
                                                            ----------      ---------      ---------
LIABILITIES
Debt                                                                       $  168,315     $  132,700
Accrued interest payable                                                        2,796          2,447
Accounts payable and other accrued expenses                                     7,489          5,997
Rents received in advance and security deposits                                 4,852          4,364
Distributions payable                                                           5,871          5,954
                                                                            ---------      ---------
        Total liabilities                                      363,000        189,323        151,462

PARTNERS' CAPITAL, Unlimited Authorized Units:
  27,889,000 units on a pro forma basis
  and 14,497,270 and 14,886,214 OP units
  outstanding
  December 31, 1996 and 1995, respectively

    General partner                                            336,000         16,191         24,308
    Limited partners                                            37,000         26,552         36,264
                                                            ----------      ---------      ---------

      Total partners' capital                                  373,000         42,743         60,572
                                                            ----------      ---------      ---------

        Total liabilities and partners'
        capital                                             $  736,000     $  232,066     $  212,034
                                                            ----------      ---------      ---------
                                                            ----------      ---------      ---------

*See Note 11


     The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                     (IN THOUSANDS, EXCEPT PER OP UNIT DATA)


                                                                               FOR THE YEAR ENDED
                                                    DECEMBER 31,                  DECEMBER 31,                  DECEMBER 31,
                                                        1996                          1995                          1994
                                              ------------------------      ------------------------      ------------------------
                                               General        Limited        General        Limited        General        Limited
PARTNERS' CAPITAL
  Balance at beginning of period              $  24,308      $  36,264      $  25,542      $  41,569      $  23,424      $  35,441
  Net income                                      6,534          9,566          5,303          7,847          6,037          8,860
  Issuance of 100,640 in 1996,
    172,114 in 1995 and
    676,868 in 1994 of OP units                     239          1,964            150          3,434         13,521
  Transfer from limited partners
    to general partners resulting
    from issuance of OP units                     6,031         (6,031)         2,327         (2,327)         4,266         (4,266)
  OP units reacquired and
    retired 493,333 units in 1996
    and 44,085 units in 1995                    (11,239)          (932)          (882)
  Distributions declared $1.62
    in 1996, $1.525 in 1995
    and $1.425 in 1994                           (9,703)       (14,279)        (9,164)       (13,377)        (8,194)       (11,987)
  Other                                              21                           150                             9
                                              ---------      ---------      ---------      ---------      ---------      ---------
  Balance at end of period                    $  16,191      $  26,552      $  24,308      $  36,264      $  25,542      $  41,569
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------      ---------


     The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
  In thousands, except per OP unit data                         1996           1995           1994
                                                            -----------    ------------   ------------
Cash flows from operating activities:
  Net income                                                 $  16,100      $  13,150      $  14,897
  Adjustments to reconcile to net
      cash provided by operating activities:
    Extraordinary item                                               -            829              -
    Depreciation                                                11,452         11,014          7,230
  Amortization of debt issuance costs                              437            538            436
  Increase in operating assets                                    (562)           (77)        (1,280)
  Increase in operating liabilities                              2,328          2,643          1,301
                                                             ---------      ---------      ---------
    Net cash provided by operating activities                   29,755         28,097         22,584
                                                             ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of 8 3/4% Senior Notes                      -         74,866              -
  Net borrowings (payments) on line of credit                   36,750        (30,000)        30,000
  Principal payments on mortgages                               (1,135)       (45,066)        (6,055)
  Prepayment penalties                                               -           (667)             -
  Payment of debt issuance costs                                  (234)          (954)             -
  Distributions to OP Unitholders                              (24,065)       (21,982)       (16,898)
  OP Units repurchased                                         (12,171)          (882)             -
  Other                                                            260            320              9
                                                             ---------      ---------      ---------
      Net cash provided by (used in)
      financing activities                                        (595)       (24,365)         7,056
                                                             ---------      ---------      ---------

Cash flows from investing activities:
  Acquisition of rental properties                             (21,727)        (2,766)       (42,947)
  Additions to rental properties                                (4,731)        (3,392)        (3,267)
  Merger costs                                                  (3,060)             -              -
                                                             ---------      ---------      ---------
      Net cash used in investing activities                    (29,518)        (6,158)       (46,214)
                                                             ---------      ---------      ---------

Decrease in cash and cash equivalents                             (358)        (2,426)       (16,574)
                                                             ---------      ---------      ---------
Cash and cash equivalents, beginning of period                     944          3,370         19,944
                                                             ---------      ---------      ---------

Cash and cash equivalents, end of period                     $     586       $    944      $   3,370
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

Supplemental information:
  Cash paid for interest                                     $  12,176       $  9,987      $   5,148
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
  OP units issued for rental property                        $   1,964       $  3,434      $  13,521
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
  Liabilities assumed for rental property                                                  $  57,685
                                                                                           ---------
                                                                                           ---------

     The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                     _______

1.   BASIS OF PRESENTATION AND FORMATION OF COMPANY:

     The accompanying financial statements consist of the consolidated financial statements of CP Limited Partnership (the "Company"). The Company is engaged in the business of owning and operating 47 manufactured housing community properties in Michigan, Illinois, Florida, Minnesota and North Dakota. In addition, the Company owns 6 properties through a joint venture with ROC Communities, Inc. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company on generally a one year or less term basis.

     Chateau Properties, Inc. ("Chateau"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Chateau has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of December 31, 1996 is identical to the accompanying balance sheet of the Company, except as follows:

                                                     (in 000's)
                              --------------------------------------------------------
                                 As Presented
                                    Herein                        Chateau Properties, Inc.
                              December 31, 1996   Adjustments        December 31, 1996
                              -----------------   -----------        -----------------
Majority interest                                  $  26,552             $  26,552

General partner                   $  16,191          (16,191)
Limited partners                     26,552          (26,552)
Common stock                                              57                    57
Additional paid-in capital                            28,187                28,187
Dividends in excess of
  accumulated earnings                               (11,233)              (11,233)
Notes receivables, officers                             (820)                  820
                                  ---------        ---------             ---------
  Partners' capital/
   Shareholders' equity           $  42,743                              $  16,191
                                  ---------                              ---------
                                  ---------                              ---------

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______

1.   BASIS OF PRESENTATION AND FORMATION OF COMPANY CONTINUED:

     On November 23, 1993, Chateau completed its public offering of 5,700,000 shares of $.01 par value common stock (the "IPO"). Simultaneous with the IPO, Chateau contributed the net proceeds from the IPO and was admitted as the sole general partner, with an approximate 41 percent interest, in the Company which had become the successor owner of 33 manufactured housing community properties. These properties were contributed by the owners of Chateau Properties Group ("the Predecessor") to the Company in exchange for limited partnership interests (OP units) which, subject to certain limitation, are exchangeable at any time at the option of the holders for common stock of Chateau on a one-for-one basis. The Predecessor consisted of the manufactured housing community properties of Chateau Estates, a Michigan co-partnership, of InterCoastal Communities, Inc. and its affiliates and of six co-partnerships affiliated with Leonard Maas (the "Contributing Parties"). This business combination was accounted for as a reorganization of entities under common control, and accordingly, there were no changes in the basis of assets and liabilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

     The accompanying financial statements include the accounts of the Company and its six 99 percent owned subsidiary partnerships. All significant inter-entity balances and transactions have been eliminated in consolidation. Minority interests represented by Chateau's one percent indirect interest in the aforementioned six partnerships is not separately recognized in the Company's financial statements because the Company reimburses Chateau for all of its expenses in excess of the income Chateau earns through its one percent interest.

     Estimates

     The preparation of these financial statements involves the use of certain management estimates and assumptions that affect reported amounts and disclosures, such as the useful lives of rental properties. Actual results could differ from estimates.

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES CONTINUED:

     Revenue Recognition

     Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

     Rental Property

     Rental property is carried at the lower of cost, less accumulated depreciation, or fair value. Management evaluates the recoverability of its investment in rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its rental property under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. The Company adopted SFAS No. 121 in 1995 and the adoption had no effect on the results of operations or financial condition of the Company.

     Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets.
     The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                         ESTIMATED USEFUL
               CLASS OF ASSET                              LIVES (YEARS)
               --------------                              -------------
     Manufactured home community improvements                20 to 30
     Community buildings                                     25 to 30
     Furniture and other equipment                            4 to 10

     Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such property assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES CONTINUED:

     Income Taxes

     The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns, therefore, no provision for income taxes is made in the accompanying financial statements.

     Per OP Unit

     Earnings per OP unit are computed based upon the weighted average number of OP units outstanding during the period. A total of 5,660,960 OP units were held by Chateau as of December 31, 1996. SFAS No. 128, "Earnings per Share" when adopted in 1997 will not have an impact on reported earnings per share.

     Stock-Based Compensation

     During 1996 the Company adopted SFAS No. 123 for "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the disclosure method as permitted and required by SFAS No. 123 is presented in Note 6.

     Cash Equivalents

     All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values.

     Based on the borrowing rates available to the Company, the carrying value of debt approximates fair value.

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES CONTINUED:

     Debt Issuance Costs

     Costs incurred related to obtaining financing such as service and commitment fees are deferred and are amortized over the term of the related commitment/loans. These costs net of accumulated amortization are included in prepaid expenses and other assets in the accompanying balance sheets.

     Financial Statement Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with presentations adopted in the current year.

3.   ACQUISITIONS OF RENTAL PROPERTY:

                                                              Amount
                                                             Allocated          OP
  Acquisition            Property Name                       to Assets         Units
     Date                and Location                         Acquired         Issued       Cash
  -----------            -------------                       ---------         ------       ----
Acquisitions - 1996:

March, 1996              Chestnut Creek Farm-
                         DAVISON, MI                          $  3,400                      $  3,400

May, 1996                Maple Valley and Maple Ridge-
                         MANTENO, IL                          $  5,800       $  1,000       $  4,800

September, 1996          Joint venture with ROC
                         purchase of six
                         communities in six states (1)       $  10,300                     $  10,300

Various                  Other joint ventures (2)             $  4,200       $  1,000       $  3,200
----------------------------------------------------------------------------------------------------

Acquisitions - 1995:

September, 1995          Hidden Valley
                         LAKE BUENA VISTA, FL                 $  6,200       $  3,400       $  2,800

---------------------------------------------------------------------------------------------------

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______

3.   ACQUISITIONS OF RENTAL PROPERTY CONTINUED:

                                                              Amount
                                                             Allocated          OP
  Acquisition            Property Name                       to Assets         Units
     Date                and Location                         Acquired         Issued       Cash
  -----------            -------------                       ---------         ------       ----
Acquisitions - 1994:

January, 1994            Forest Lake Estates
                         SPRING LAKE TWP, MI                  $  2,400              -       $  2,400

 July, 1994              Lake in the Hills
                         AUBURN HILLS, MI                     $  7,300              -       $  7,300

November, 1994 (3)       NHD portfolio purchase
                         of seven communities in
                         two states                          $  49,000       $  9,200      $  18,200

                         Del Tura
                         NORTH FT. MYERS, FL                 $  55,400       $  4,300      $  16,700

     (1) Represents a 50 percent interest in a joint venture with ROC accounted for as a property acquisition and included in rental properties.

     (2) In connection with a joint venture, the Company may guarantee up to $8 million of debt in return for a guarantee fee.

     (3) In connection with these two acquisitions, the Company assumed approximately $56 million in debt.

4.   FINANCING:

     At December 31, 1996, the Company had a $50 million line of credit arrangement with Huntington National Bank as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 150 basis points. At December 31,

                                  Continued

                             CP LIMITED PARTNERSHIP

                                     _______

4.   FINANCING CONTINUED:

     1996, there was $36.7 million in borrowings outstanding on the line of credit. The commitment contains customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property. The line is renewable annually through January 1999. The terms of the line of credit provide for the payment of a fee of up to 12.5 basis points on the average daily unused amount of the line of credit.

     On March 2, 1995, the Company received approximately $74.3 million in net proceeds from the issuance of $75 million of unsecured Senior Notes (the "Notes"). The Notes have semi-annual interest payments, an effective fixed interest rate of 8.79 percent per annum and mature on March 2, 2000. The Notes contain certain covenants including a restriction on the incurrence of collateralized indebtedness subject to certain provisions.

     The following table sets forth certain information regarding debt at December 31:

                                               Maturity      Principal Balance
                                Interest Rate    Date         1996       1995
                                -------------    ----         ----       ----
                                                               (in thousands)
     Fixed rate mortgages         8.0-9.82%    1998-2000    $ 54,441   $ 55,425
     Other notes payable           Various     1997-2020       2,124      2,275
     Unsecured Senior Notes           8.75%         3/00      75,000     75,000
     Unsecured line of credit                       1/99      36,750
                                                            --------   --------
                                                            $168,315   $132,700
                                                            --------   --------


     The aggregate amount of principal maturities on the fixed rate mortgages and $75 million Senior Notes payable subsequent to December 31, 1996 (in thousands) is as follows:

     YEARS ENDING
     DECEMBER 31,
     ------------
        1997                                        $  1,074
        1998                                           2,347
        1999                                          19,582
        2000                                         106,438
                                                    --------
                                                    $129,441
                                                    --------
                                                    --------

                                  Continued

                            CP LIMITED PARTNERSHIP

                                    _______

5.   CHATEAU STOCK OPTION PLAN:

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1996 financial statements. The Company, however, has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

     Chateau's 1993 Long Term Incentive Stock Plan, as amended on May 18,
     1995, (the "Plan") provides for up to 1,000,000 shares of Chateau common stock that may be granted to directors, executive officers and other key employees. The proceeds received by Chateau from the issuance of Chateau's common stock are contributed to the Company in exchange for the issuance of the same number of OP units to Chateau. Options granted under the Plan generally vest at a rate of 25 percent per year and expire in 10 years.
     The Plan provides for the grant of options at "fair market value" per share, which represents the quoted market price of Chateau's common stock on the date of grant. The Plan also provides for the grant of restricted stock awards and stock appreciation rights.

     Information concerning stock options is as follows:

                                                        1996                         1995                        1994
                                                -------------------------------------------------------------------------------
                                                             Weighted-                    Weighted-                   Weighted-
                                                              Average                      Average                     Average
                                                 Shares        Price          Shares        Price         Shares        Price
                                                 ------        -----          ------        -----         -------       -----
Shares subject to option
Outstanding at beginning of year                454,150       $ 20.08        193,000       $20.43        163,000       $20.00

Granted                                         308,150         23.99        315,550        19.82         30,000        22.75
Exercised                                       (11,250)        21.21         (7,500)       20.00              -            -
Forfeited                                       (15,750)        22.11        (46,900)       19.74              -            -
                                                --------      -------        --------      ------        -------       ------
Outstanding at end of year                      735,300       $*21.66        454,150       $20.08        193,000       $20.43
Options exercisable at year-end                 176,287                       74,000                      40,750
Options available for grant at year-end         238,900                      535,350                     307,000

* Ranging in price from $19.50 - $24.25

                                  Continued

                            CP LIMITED PARTNERSHIP

                                   _______


5.   CHATEAU STOCK OPTION PLAN CONTINUED:

     The fair value of each option grant was estimated as of date of grant using an option-pricing model with the following assumptions used for options granted in:


                                                        1996           1995
                                                        ----           ----

Estimated fair value per share of
options granted during the year                        $3.39          $2.72

Assumptions:
     Annualized dividend yield                          6.7%           7.6%
     Common Stock price volatility                     20.0%          20.0%
     Risk-free rate of return                          6.56%          7.57%
     Expected option term (in years)                      10             10


     If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1996 and 1995 consistent with the method prescribed by SFAS 123, net income and net income per OP unit would have been $15,911,000 and $1.07 for the year ended December 31, 1996 and $13,063,000 and $.88 for the year ended December 31, 1995.

6.   SAVINGS PLAN:

     The Company has a qualified retirement plan designed to qualify under
     Section 401 of the Internal Revenue Code (the "Plan"). The Plan allows the employees of the Company to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $300,000 and $275,000 to the 401(k) Plan for the Plan years ended December 31, 1996 and 1995, respectively.

7.   RELATED PARTY TRANSACTIONS:

     In order to permit Chateau's qualification as a REIT under the Internal Revenue Code, the operations of four golf courses and a marina were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an OP unitholder of the Company. Prior to 1996, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. For the year ended December 31, 1996 the Company has included

                                   Continued

                            CP LIMITED PARTNERSHIP

                                   _______

7.   RELATED PARTY TRANSACTIONS CONTINUED:

     approximately $1.7 million in revenues and $1.0 million in operating expenses for these operations. For the years ended December 31, 1995 and 1994 net lease income of approximately $695,000 and $100,000, respectively was recognized. Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The lease expires November 2001.

8.   EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

     The extraordinary charge in the accompanying statements of income represent prepayment penalties and certain other related costs incurred in connection with the early extinguishment of debt.

9.   CONTINGENCIES:

     The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three year period ended December 31, 1996, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

     Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at December 31, 1996, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will result in material liability.

                                  Continued

                           CP LIMITED PARTNERSHIP

                                   _______

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following is quarterly financial information for the years ended December 31, 1996 and 1995; (Amounts in thousands except per share data.)

                                                   First      Second        Third         Fourth
                                                  Quarter     Quarter      Quarter        Quarter
                                                 March 31,    June 30,  September 30,   December 31,
                                                 ---------    --------  -------------   ------------
              1996
     Total revenues                              $16,391      $16,829      $16,983        $17,181
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Operating income (a)                        $10,132      $ 9,685      $ 9,992        $10,705
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Net Income                                  $ 4,321      $ 3,599      $ 3,955        $ 4,225
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Weighted average OP units
       outstanding                                14,887       14,896       14,936         14,630
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

     Net income per OP unit (b)                  $   .29      $   .24      $   .26        $   .29
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

     1995
     Total revenues                              $15,238      $15,271      $15,479        $15,867
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Operating income (a)                        $ 9,568      $ 9,063      $ 8,936        $ 9,878
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Extraordinary charge from early
       extinguishment of debt                    $   829            -            -              -
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Net income                                  $ 2,890      $ 3,247      $ 3,103        $ 3,910
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Weighted average OP units
       outstanding                                14,760       14,724       14,747         14,885
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

     Income before extraordinary
       charge per OP unit (b)                    $   .25      $   .22      $   .21        $   .26
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------
     Net income per OP unit (b)                  $   .20      $   .22      $   .21        $   .26
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

     (a) Operating income represents total revenues less property operating and maintenance expense, real estate taxes and administrative expense. Operating income is a measure of the performance of the properties before the effects of depreciation and interest and related amortization costs.

     (b) Quarterly earnings per OP unit amounts may not total to the full year amounts due to rounding and to the change in the number of OP units outstanding.

                                  Continued

                            CP LIMITED PARTNERSHIP

                                    _______

11.  SUBSEQUENT EVENT - MERGER WITH ROC COMMUNITIES, INC.

     On February 11, 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions will be accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC will be adjusted to fair value for financial accounting purposes and the results of operations of ROC will be included in the results of operations of the Company in 1997.

     In connection with the Merger, the related transactions occurred

     - The Company repurchased and retired 1,200,000 OP units from Chateau, of which 450,000 were repurchased in 1996

     - ROC purchased 350,000 shares of Common Stock of Chateau, which were retired along with a equivalent number of units at the time of the Merger

     - The Company issued 1.042 OP units to Chateau to reflect an equivalent number of shares issued by Chateau for each share of ROC stock outstanding

     - The Company paid a distribution equal to .0326 OP units per OP unit outstanding, to reflect an equivalent stock dividend by Chateau

     - Certain limited partners exchanged 6,170,908 OP units for common shares, which resulted in those units being held by Chateau. These Unitholders waived their right to receive the above distribution with respect to those OP units exchanged and as a result it was re-allocated to Chateau, resulting in a distribution to the general partner of .068 OP units

     - These exchanging limited partners purchased 984,423 shares of Common Stock from Chateau at $25.88 per share, and Chateau purchased the same number of units from the Company with these proceeds.



Following the Merger, the Company owns 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

                                  Continued

                           CP LIMITED PARTNERSHIP

                                    _______

11.  SUBSEQUENT EVENT - MERGER WITH ROC COMMUNITIES, INC. CONTINUED

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1995. In addition, the pro forma information is presented as if the acquisitions of 14 properties made in 1996 and 1995 by the Company and ROC had occurred on January 1, 1995. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1995.


(In thousands, except per share data)
                                                             1996         1995
                                                             ----         ----
Revenues                                                   $132,800     $124,800
Expenses:
Property, operating, maintenance and administrative          53,700       49,700
Depreciation                                                 34,900       34,900
Interest and related amortization                            26,200       27,100
                                                           --------     --------
Total expenses                                              114,800      111,700
                                                           --------     --------
Net income                                                 $ 18,000     $ 13,100
                                                           --------     --------
Per OP unit                                                $    .64     $    .47
                                                           --------     --------
Weighted average OP Units outstanding                        27,873       27,879
                                                           --------     --------

The pro forma balance sheet has been prepared as if the Merger had occurred on December 31,1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

N/A

ITEM 11.  EXECUTIVE COMPENSATION

N/A

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

N/A

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          Report of Independent Accountants

          Statements of Income for the years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Balance Sheets as of December 31, 1996 and 1995 for the Company

          Statements of Partners' Capital for
          the years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Notes to Financial Statements

      2.  FINANCIAL STATEMENT SCHEDULE

          III - Real Estate and Accumulated Depreciation

     3.   Exhibits

Exhibit Number
(Referenced to Item 601 OF
Regulation S-K)

            Exhibit Description
            -------------------
3(i)        (a) Chateau Properties, Inc. Articles of Amendment and Restatement
3(ii)       (b) Chateau Properties, Inc. Bylaws
4.1         (b) Form of Stock Certificate
4.2*        (c) Note and Mortgage on Del Tura Community
4.3(i)      (c) $75,000,000 8-3/4% Global Note dated March 2, 1995 of CP Limited
            Partnership
4.3(ii)     (c) Indenture Agreement dated as of February 1, 1995 between CP
            Limited Partnership and The First National Bank of Chicago
4.4         (d) Amended and Restated Loan Agreement dated as of January 8, 1996 between The Huntington National Bank and CP Limited Partnership
10.1        (b) Agreement of Limited Partnership of CP Limited Partnership
10.2        (b) Lease of 19500 Hall Road
10.3        (b) Form of Noncompetition Agreement (Boll and Allen)
10.4        (b) Employment Agreement (Kellogg)
10.5        (b) Form of Registration Rights Agreement
10.6        (b) Long-Term Incentive Stock Plan
10.7        (b) Profit Sharing Plan
10.8        (b) Form of Ground Lease
10.9        (d) Management Compensation Plan
10.10       (c) Consulting Agreement dated as of November 1, 1994 between
            Newman, Herfurth and Durand, Inc. and CP Limited Partnership
10.11       (c) Deferred Compensation Agreement dated as of November 1, 1994 for the benefit of Graydon K. Newman, Jr.
21          (d) List of Subsidiaries of Chateau Properties, Inc.
99          (e) Company's Schedule 14D-9

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a)  Incorporated by reference to the Exhibits filed with Chateau's
     Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with Chateau's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with Chateau's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).

(d) Incorporated by reference to the exhibits filed with Chateau's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to Chateau's Schedule 14D-9 filed with the Commission on September 19, 1996.

b.   REPORTS ON FORM 8-K


     No reports were filed on Form 8-K during the last quarter of 1996.

                                    EXHIBIT
                                     INDEX



Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

                                                                     Sequential
                                                                        Page
                Exhibit Description                                    Number
                -------------------                                  ---------
3(i)            (a) Chateau Properties, Inc. Articles of Amendment
                and Restatement
3(ii)           (b) Chateau Properties, Inc. Bylaws
4.1             (b) Form of Stock Certificate
4.2*            (c) Note and Mortgage on Del Tura Community
4.3(i)          (c) $75,000,000 8-3/4% Global Note dated
                March 2, 1995 of CP Limited Partnership
4.3(ii)         (c) Indenture Agreement dated as of February 1, 1995
                between CP Limited Partnership and The First National
                Bank of Chicago
4.4             (d) Amended and Restated Loan Agreement dated
                as of January 8, 1996 between The Huntington
                National Bank and CP Limited Partnership
10.1            (b) Agreement of Limited Partnership of CP
                Limited Partnership
10.2 (b)        Lease of 19500 Hall Road
10.3 (b)        Form of Noncompetition Agreement (Boll and Allen)
10.4 (b)        Employment Agreement (Kellogg)
10.5 (b)        Form of Registration Rights Agreement
10.6 (b)        Long-Term Incentive Stock Plan
10.7 (b)        Profit Sharing Plan
10.8 (b)        Form of Ground Lease
10.9 (d)        Management Compensation Plan
10.10           (c) Consulting Agreement dated as of
                November 1, 1994 between Newman, Herfurth
                and Durand, Inc. and CP Limited Partnership
10.11           (c) Deferred Compensation Agreement dated as of
                November 1, 1994 for the benefit of
                Graydon K. Newman, Jr.
21             (d) List of Subsidiaries of Chateau Properties, Inc.
99             (e) Company's Schedule 14D-9

                                    EXHIBIT
                                     INDEX


* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a)  Incorporated by reference to the Exhibits filed with Chateau's
     Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with Chateau's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).


(c) Incorporated by reference to the Exhibits filed with Chateau's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).

(d) Incorporated by reference to the exhibits filed with Chateau's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to Chateau's Schedule 14D-9 filed with the Commission on September 19, 1996.

b.   REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 28th day of March, 1997.

                            CP LIMITED PARTNERSHIP

                            By:/s/ Gary P. McDaniel
                            ____________________________________
                            Gary P. McDaniel
                            Director and Chief Executive Officer
                            (Principal Executive Officer)

                            By:/s/ Tamara D. Fischer
                            ____________________________________
                            Tamara D. Fischer
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

          SIGNATURE                                       TITLE

/s/ John A. Boll                            Chairman of the Board of Directors
___________________________
John A. Boll


/s/ C.G. Kellogg                            Director and President
___________________________
C.G. Kellogg


/s/ Gary P. McDaniel                        Director and Chief Executive Officer
___________________________
Gary P. McDaniel


/s/ Edward R. Allen                         Director
___________________________
Edward R. Allen


/s/ Gebran S. Anton, Jr.                    Director
___________________________
Gebran S. Anton, Jr.

/s/ James L. Clayton                        Director
___________________________
James L. Clayton


/s/ Steven G. Davis                         Director
___________________________
Steven G. Davis


/s/ James M. Hankins                        Director
___________________________
James M. Hankins


/s/ James M. Lane                           Director
___________________________
James M. Lane


/s/ Donald E. Miller                        Director
___________________________
Donald E. Miller

                             CP LIMITED PARTNERSHIP

                          FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      for the year ended December 31, 1996

                             CP LIMITED PARTNERSHIP

                          FINANCIAL STATEMENT SCHEDULE


                                                                           Pages
                                                                           -----

III. Real Estate and Accumulated Depreciation. . . . . . . . . . . . . . .  F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's financial statements or notes thereto.

                             CP LIMITED PARTNERSHIP
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                               Initial Cost to Company            (Improvements)
                                                               -----------------------       -------------------------
               Description                                                   Building &                   Building &
   Community                  Location                           Land         Fixtures         Land        Fixtures
----------------------   -----------------------------------   -------       ----------     --------      ----------
Algoma                   Algoma Township, MI                   $    60                      $     19       $  1,783
Anchor Bay               Ira Township, MI                          432       $     80          2,841         13,414
Avon                     Rochester Hills, MI                       621            484            640          6,878
Central Office           Clinton Township, MI                                                      -            938
Chesterfield             Chesterfield Township, MI                 405                           262          1,995
Chestnut Creek           Davison, MI                               274                             7          3,198
Clinton                  Clinton Township, MI                      989                           430          5,355
Colonial                 Kalamazoo, MI                             816            195              4          7,499
Country Estates          Spring Lake Township, MI                   30                             -          1,806
Cranberry Lake           White Lake Township, MI                   432            220              -          2,785
Ferrand Estates          Wyoming, MI                               257          1,579              -            210
Forest Lake Estates      Spring Lake Township, MI                  414          2,293              9             14
Grand Blanc              Grand Blanc, MI                         1,749                           219          7,239
Holiday Estates          Byron Township, MI                         93                             -          1,689
Howell                   Howell,MI                                 345                           151          2,679
Lake in the Hills        Auburn Hills, MI                          952          6,389              -            (13)
Leonard Gardens          Walker, MI                                 94                           139          2,870
Macomb                   Macomb Township, MI                     1,459                         2,137         15,848
Maintenance              Clinton Township, MI                                                      -            218
Norton Shores            Norton Shores, MI                         103                           118          4,707
Novi                     Novi, MI                                  896                           393          4,689
Oak Hill                 Groveland Township, MI                    115          2,165              -          3,960
Old Orchard              Davison, MI                               211            182              -          2,608
Orion                    Orion Township, MI                        423            198              -          4,457
Torrey Hills             Flint, MI                                 346            205              1          4,230
Villa                    Flint, MI                                 135            332             (6)         2,684
                                                               -------        -------        -------        -------
   Michigan Subtotal                                            11,651         14,322          7,364        103,740

                                                                  Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/96
                                                             ------------------------                                   Date of
               Description                                                  Building &                  Accumulated  Construction(C)
   Community                   Location                          Land        Fixtures       Total      Depreciation  Acquisition(A)
-----------------------  --------------------------------    --------       ----------    --------     ------------  ---------------
Algoma                   Algoma Township, MI                        79       $  1,783     $  1,862        $  686         1974(C)
Anchor Bay               Ira Township, MI                        3,273         13,494       16,767         5,897         1968(C)
Avon                     Rochester Hills, MI                     1,261          7,362        8,623         4,416         1988(A)
Central Office           Clinton Township, MI                        -            938          938           768
Chesterfield             Chesterfield Township, MI                 667          1,995        2,662         1,478         1969(C)
Chestnut Creek           Davison, MI                               281          3,198        3,479            80         1996(A)
Clinton                  Clinton Township, MI                    1,419          5,355        6,774         4,195         1969(C)
Colonial                 Kalamazoo, MI                             820          7,694        8,514         4,374         1985(A)
Country Estates          Spring Lake Township, MI                   30          1,806        1,836         1,131         1974(C)
Cranberry Lake           White Lake Township, MI                   432          3,005        3,437         1,506         1986(A)
Ferrand Estates          Wyoming, MI                               257          1,789        2,046         1,398         1989(A)
Forest Lake Estates      Spring Lake Township, MI                  423          2,307        2,730           304         1994(A)
Grand Blanc              Grand Blanc, MI                         1,968          7,239        9,207         1,459         1990(C)
Holiday Estates          Byron Township, MI                         93          1,689        1,782         1,027         1984(C)
Howell                   Howell,MI                                 496          2,679        3,175         2,049         1972(C)
Lake in the Hills        Auburn Hills, MI                          952          6,376        7,328           799         1994(A)
Leonard Gardens          Walker, MI                                233          2,870        3,103           976         1987(C)
Macomb                   Macomb Township, MI                     3,596         15,848       19,444         7,193         1973(C)
Maintenance              Clinton Township, MI                        -            218          218           159
Norton Shores            Norton Shores, MI                         221          4,707        4,928         2,319         1978(C)
Novi                     Novi, MI                                1,289          4,689        5,978         4,381         1973(C)
Oak Hill                 Groveland Township, MI                    115          6,125        6,240         2,710         1983(A)
Old Orchard              Davison, MI                               211          2,790        3,001         1,203         1988(A)
Orion                    Orion Township, MI                        423          4,655        5,078         2,466         1986(A)
Torrey Hills             Flint, MI                                 347          4,435        4,782         2,162         1987(A)
Villa                    Flint, MI                                 129          3,016        3,145         1,885         1984(A)
                                                               -------        -------      -------       -------
    Michigan Subtotal                                           19,015        118,062      137,077        57,021

                             CP LIMITED PARTNERSHIP
        SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                                     Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                   Initial Cost to Company            (Improvements)
                                                                   -----------------------       -------------------------
                      Description                                                Building &                   Building &
   Community                         Location                       Land          Fixtures       Land          Fixtures
----------------------               ---------------------------   -------       ----------     --------      ----------

Audubon                              Orlando, FL                       281            296              2          2,902
Del Tura                             Fort Meyers, FL                 4,360         50,508             77          1,095
Emerald Lake                         Punta Gorda, FL                   399          1,150              -            220
Fairways Country Club                Orlando, FL                       955          5,823              8          1,435
Hidden Valley                        Orlando, FL                       492          5,714              -              7
Lakeland Harbor                      Lakeland, FL                      875                             -          3,251
Lakeland Junction                    Lakeland, FL                      471            972              1             92
Lakes at Leesburg                    Leesburg, FL                    1,178                            39          3,379
Oak Springs                          Sorrento, FL                      206          1,461              2            263
Orange Lake                          Clermont, FL                      246             85              1          1,974
Palm Beach Colony                    West Palm Beach, FL               691          1,962              -             64
Pedaler's Pond                       Lake Wales, FL                    350            285              -          2,293
Winter Haven Oaks                    Winter Haven, FL                  490            705            362          1,303
                                                                   -------       --------         ------       --------
   Florida Subtotal                                                 10,994         68,961            492         18,278
Maple Valley                         Manteno, IL                       338                             -          3,887
Maple Ridge                          Manteno, IL                       126                             -          1,450
                                                                   -------       --------         ------       --------
   Illinois Subtotal                                                   464              -              -          5,337
Cimarron Park                        St. Paul, MN                    1,424         12,882              -             23
Cedar Knolls                         Minneapolis, MN                 1,217         11,006              -             23
Rosemount Woods                      Minneapolis/St. Paul, MN          475          4,297              -              6
Twenty-Nine Pines                    St. Paul, MN                      317          2,871              -             13
                                                                   -------       --------         ------       --------
   Minnesota Subtotal                                                3,433         31,056              -             65
Buena Vista                          Fargo, ND                         713          6,248              -             55
Meadow Park                          Fargo, ND                         133          1,183              -              2
Columbia Heights                     Grand Forks, ND                   588          5,282              -              -
                                                                   -------       --------         ------       --------
   North Dakota Subtotal                                             1,434         12,713              -             57
                                                                   -------       --------         ------       --------
Joint Venture Properties with ROC                                        -         10,270              -              -
                                                                   -------       --------         ------       --------
   Joint Venture Subtotal                                                -         10,270              -              -
                                                                   -------       --------         ------       --------
   Total                                                           $27,976       $137,322         $7,856       $127,477
                                                                   -------       --------         ------       --------
                                                                   -------       --------         ------       --------


                                                                    Gross Amount
                                                                Carried at Close of
                                                                  Period 12/31/96
                                                                -------------------                                    Date of
                     Description                                             Building &               Accumulated  Construction(C)
   Community                               Location                 Land      Fixtures       Total    Depreciation  Acquisition(A)
-----------------------              ------------------------   --------     ----------    --------   ------------ ---------------
Audubon                              Orlando, FL                      283        3,198        3,481       1,367         1988(A)
Del Tura                             Fort Meyers, FL                4,437       51,603       56,040       4,711         1994(A)
Emerald Lake                         Punta Gorda, FL                  399        1,370        1,769         533         1988(A)
Fairways Country Club                Orlando, FL                      963        7,258        8,221       4,433         1979(A)(C)
Hidden Valley                        Orlando, FL                      492        5,721        6,213         293         1995(A)
Lakeland Harbor                      Lakeland, FL                     875        3,251        4,126       1,993         1983(C)
Lakeland Junction                    Lakeland, FL                     472        1,064        1,536         721         1981(C)
Lakes at Leesburg                    Leesburg, FL                   1,217        3,379        4,596       1,744         1984(C)
Oak Springs                          Sorrento, FL                     208        1,724        1,932       1,172         1981(A)
Orange Lake                          Clermont, FL                     247        2,059        2,306         805         1988(A)
Palm Beach Colony                    West Palm Beach, FL              691        2,026        2,717         584         1983(A)
Pedaler's Pond                       Lake Wales, FL                   350        2,578        2,928         930         1990(A)
Winter Haven Oaks                    Winter Haven, FL                 852        2,008        2,860         780         1988(A)(C)
                                                                  -------     --------     --------     -------
     Florida Subtotal                                              11,486       87,239       98,725      20,066
Maple Valley                         Manteno, IL                      338        3,887        4,225          96         1996(A)
Maple Ridge                          Manteno, IL                      126        1,450        1,576          36         1996(A)
                                                                  -------     --------     --------     -------
                                     Illinois Subtotal                464        5,337        5,801         132

Cimarron Park                        St. Paul, MN                   1,424       12,905       14,329       1,208         1994(A)
Cedar Knolls                         Minneapolis, MN                1,217       11,029       12,246       1,035         1994(A)
Rosemount Woods                      Minneapolis/St. Paul, MN         475        4,303        4,778         393         1994(A)
Twenty-Nine Pines                    St. Paul, MN                     317        2,884        3,201         268         1994(A)
                                                                  -------     --------     --------     -------
                                     Minnesota Subtotal             3,433       31,121       34,554       2,904

Buena Vista                          Fargo, ND                        713        6,303        7,016         577         1994(A)
Meadow Park                          Fargo, ND                        133        1,185        1,318         109         1994(A)
Columbia Heights                     Grand Forks, ND                  588        5,282        5,870         484         1994(A)
                                                                  -------     --------     --------     -------
   North Dakota Subtotal                                            1,434       12,770       14,204       1,170
                                                                  -------     --------     --------     -------
Joint Venture Properties with ROC                                       -       10,270       10,270           -
                                                                  -------     --------     --------     -------
   Joint Venture Subtotal                                               -       10,270       10,270           -
                                                                  -------     --------     --------     -------
   Total                                                          $35,832     $264,799     $300,631     $81,293
                                                                  -------     --------     --------     -------
                                                                  -------     --------     --------     -------

                                  SCHEDULE III
                                   CONTINUED


                            CHATEAU PROPERTIES, INC.

               REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                     _______


The changes in total real estate for the years ended December 31, 1996 and 1995 and 1994 are as follows:

                                           1996         1995         1994
                                           ----         ----         ----
Balance, beginning of year               $276,423     $266,833     $151,069
Acquisitions                               19,531        6,922      113,214
Improvements                                4,731        2,670        3,070
Dispositions and other                        (54)          (2)        (520)
                                         --------     --------     --------
Balance, end of year                     $300,631     $276,423     $266,833
                                         --------     --------     --------
                                         --------     --------     --------


The change in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996         1995         1994
                                           ----         ----         ----
Balance, beginning of year               $ 69,868     $ 58,856     $ 53,314
Depreciation for the period                11,452       11,014        7,230
Disposition and other                         (27)          (2)      (1,688)
                                         --------     --------     --------
Balance, end of year                     $ 81,293     $ 69,868     $ 58,856
                                         --------     --------     --------
                                         --------     --------     --------