Form 10-Q
period 1997-03-31
CP LTD PARTNERSHIP
filed 1997-05-15
CIK 931917

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

                           COMMISSION FILE NUMBER 33-85492


                                CP LIMITED PARTNERSHIP
                (Exact name of Registrant as specified in its charter)



                      MARYLAND                              38-3140664
             (State of other jurisdiction                (I.R.S. Employer
           of incorporated or organization              Identification No.)



                    6430 South Quebec Street, Englewood, CO 80111
             ------------------------------------------------------------
             (Address of principal executive offices, including zip code)

         Registrants' telephone number, including area code:  (303) 741-3707

              Securities registered pursuant to section 12(b) of the Act and listed on the New York Stock Exchange:

                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:

                                         NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past  90 days.  Yes  X   No
                                         ---     ---

                              CP LIMITED PARTNERSHIP
                                    FORM 10-Q
                                      INDEX


                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

    Statements of Income for the Three Months Ended
         March 31, 1997 and March 31, 1996                             2

    Condensed Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996                          3

    Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and March 31, 1996          4

    Notes to Financial Statements                                    5 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8 - 10

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                             10

PART II. OTHER INFORMATION                                             11

SIGNATURES                                                             12

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)



                                                             First Quarter
                                                       ------------------------
                                                        1997             1996
                                                       -------          -------
Revenues:

    Rental income                                      $28,881          $16,350
    Management fee, interest and other income              495               41
                                                       -------          -------
         Total revenues                                 29,376           16,391

Expenses:
    Property operating and maintenance                   8,008            4,163
    Real estate taxes                                    2,129            1,185
    Depreciation and amortization                        6,677            2,768
    Administrative                                       1,546              911
    Interest and related amortization                    5,428            3,043
                                                       -------          -------
         Total expenses                                 23,788           12,070

         Net income                                    $ 5,588          $ 4,321
                                                       -------          -------
                                                       -------          -------
Net income attributed to:
    General partner                                    $ 4,455          $ 1,770
    Limited partner                                      1,133            2,551
                                                       -------          -------
                                                       $ 5,588          $ 4,321
                                                       -------          -------
                                                       -------          -------
    Net income per OP unit outstanding                 $   .24          $   .29
                                                       -------          -------
                                                       -------          -------

Distribution declared per OP unit outstanding          $   .43          $  .405
                                                       -------          -------
                                                       -------          -------

Weighted average OP units outstanding                   23,480           14,887
                                                       -------          -------
                                                       -------          -------






                      The accompanying notes are an integral
                         part of the financial statement.

                           CP LIMITED PARTNERSHIP

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                          March 31, December 31,
                                                            1997        1996
                                                          --------    --------
                 ASSETS
Rental property:
  Land                                                    $110,651    $ 33,821
  Land and improvements for expansion sites                 11,836       1,988
  Depreciable property                                     682,342     264,822
                                                          --------    --------
                                                           804,829     300,631

    Less accumulated depreciation                           87,881      81,293
                                                          --------    --------
                                                           716,948     219,338

Cash and cash equivalents                                      120         586
Receivables                                                  7,813       5,403
Notes receivable                                            10,317          90
Prepaid expenses and other assets                            9,529       6,649
                                                          --------    --------
      Total assets                                        $744,727    $232,066
                                                          --------    --------
                                                          --------    --------
                LIABILITIES

Debt                                                      $329,694    $168,315
Accounts payable and accrued expenses                       27,942      10,285
Tenants' security deposits and rents received in advance     6,899       4,852
Distributions payable                                       12,007       5,871
                                                          --------    --------
      Total liabilities                                    376,542     189,323

PARTNERS' CAPITAL, Unlimited Authorized Units;
 2,756,056 and 14,497,270 OP units outstanding at March 31, 1997 and December 31, 1996, respectively

  General partner                                          331,765      16,191
  Limited partners                                          36,420      26,552
                                                          --------    --------
      Total partners' capital                              368,185      42,743
                                                          --------    --------
      Total liabilities and partners' capital             $744,727    $232,066
                                                          --------    --------
                                                          --------    --------

                      The accompanying notes are an integral
                         part of the financial statements.

                              CP LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
                              (DOLLARS IN THOUSANDS)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1997            1996
                                                     --------         -------
Cash flows from operating activities:
  Net income                                         $  5,588         $ 4,321
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                        6,677           2,768
    Amortization of deferred financing costs              108             105
    Decrease (increase) in operating assets            (6,555)           (472)
    Increase (decrease) in operating liabilities        3,663          (1,041)
                                                     --------         -------
                                                        9,481           5,681
      Net cash from operating activities

Cash flow from financing activities:
  Net borrowing (payments) on line of credit           (4,485)          3,700
  Mortgage principal payments                            (267)           (216)
  Distributions to OP unit holders                     (5,871)         (5,954)
  OP units reacquired and retired                     (19,851)              -
  Proceeds from the issuance of OP units               25,477               -
  Other financing activities                              669              55
                                                     --------         -------
      Net cash provided by (used in) financing
       activities                                      (4,328)         (2,415)

Cash flow from investing activities:
  Acquisition of rental properties                          -          (3,416)
  Additions to rental property                         (3,303)           (611)
  Payment of deferred merger costs                     (2,316)              -
                                                     --------         -------
      Net cash used in investing activities            (5,619)         (4,027)

Decrease in cash and cash equivalents                    (466)           (761)

Cash and cash equivalents, beginning of period       $    586         $   944
                                                     --------         -------
Cash and cash equivalents, end of period             $    120         $   183
                                                     --------         -------
                                                     --------         -------
OP units issued in connection with the acquisition
 of rental property                                  $     98
                                                     --------
                                                     --------

                   The accompanying notes are an integral
                     part of the financial statements.

                           CP LIMITED PARTNERSHIP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND FORMATION OF COMPANY:

    The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    Chateau Properties, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT"), is the sole general partner of the Company. On November 23, 1993, Chateau completed a public offering of 5,700,000 shares of $.01 par value common stock (the "Equity Offering"). Simultaneous with the Equity Offering, Chateau contributed the net proceeds from the Equity Offering and was admitted as the sole general partner of the Company.

2.  MERGER WITH ROC COMMUNITIES, INC.

    In February 1997, Chateau completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC are included in the results of operations of the Company beginning February 1, 1997.

    In connection with the Merger, the following related transactions occurred:

    - The Company repurchased and retired 1,200,000 OP units from Chateau, in late 1996 and early 1997.

    - ROC purchased 350,000 shares of Chateau common stock, which were retired along with an equivalent number of units at the time of the Merger.

    - The Company issued 1.042 OP units to Chateau to reflect an equivalent number of shares issued by Chateau for each share of ROC stock outstanding.

    - The Company paid a distribution equal to .0326 OP units per OP unit outstanding, to reflect an equivalent stock dividend by Chateau.

    - Certain limited partners converted 6,170,908 OP Units for common shares which results in those units being held by Chateau. These Unitholders waived their right to receive the above distribution with respect to those OP units exchanged and as a result it was allocated to Chateau, resulting in an effective distribution to the general partner of .068 OP units.

    - The exchanging limited partners purchased 984,423 additional shares of common stock from Chateau at $25.88 per share and Chateau purchased the same number of units from the Company with the proceeds.

In connection with the Merger, Chateau issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                                       $ 501.3
Net working capital                                      15.8
Debt assumed                                           (166.1)
                                                      -------
                                                      $ 351.0
                                                      -------
                                                      -------

Following the Merger, Chateau owns 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisition of 13 properties made in 1996 by Chateau and ROC had occurred on January 1, 1996. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.

(In thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1997           1996
                                                        -------        -------
Revenues                                                $35,128        $32,610
Expenses:
Property, operating, maintenance and administrative      13,873         12,830
Depreciation and amortization                             8,536          8,473
Interest and related amortization                         6,701          6,273
                                                        -------        -------
Total expenses                                           29,110         27,576
                                                        -------        -------
Income before minority interest                           6,018          5,034
                                                        -------        -------
Per share                                               $   .22        $   .18
                                                        -------        -------
                                                        -------        -------
Weighted average OP Units outstanding                    27,896         27,874
                                                        -------        -------
                                                        -------        -------

3.  COMMON STOCK AND RELATED TRANSACTIONS:

    On March 20, 1997, Chateau declared a cash dividend/distribution of $.43 per share/OP unit to shareholders and OP unit holders of record as of March 31, 1997. The dividend/distribution was paid on April 14, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of March 31, 1997.

    On November 13, 1996, Chateau declared a cash dividend/distribution of $.405 per share/OP unit to shareholders and OP unit holders of record as of December 31, 1996. The dividend/distribution was paid on January 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of December 31, 1996.

4.  DEBT:

    The following table sets forth certain information regarding debt at March 31, 1997.

                                  Weighted
                                Interest Rate  Maturity Date  Principal Balance
                                -------------  -------------  -----------------
Fixed Rate Mortgage Debt            7.95%        1998-2011        $116,215
Unsecured Senior Notes              8.16%        2000-2003         145,000
Unsecured Lines of Credit           7.23%           1/99            66,349
Other notes payable                various          1997             2,130
                                                                  --------
                                                                  $329,694
                                                                  --------
                                                                  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of interim results of operations and financial condition covers the quarter ended March 31, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.

In February 1997, Chateau completed its merger with ROC Communities, Inc. ("ROC") (the "Merger"). The historical results include the results of operations of ROC for two months. The pro forma discussion cover the quarters ended March 31, 1997 and 1996 assuming the Merger and related transactions had occurred on January 1, 1996. This pro forma discussion should be read in conjunction with note 2 to the financial statements of the Company included elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1997 TO QUARTER ENDED MARCH 31, 1996

For the quarter ended March 31, 1997, net income was $5,588,000, an increase of $1,267,000 from the quarter ended March 31, 1996. The increase was due primarily to the Company's merger with ROC in February 1997, increased net operating income from communities owned by the Company on April 1, 1996 (the "Core 1996 Portfolio") and to a lesser extent, the acquisition of two communities in the second quarter of 1996. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first quarter 1997 was $29, 376,000, an increase of $12,985,000 or 79 percent from first quarter 1996. Approximately 90 percent of the increase was due to the merger. The remaining increase was due to an approximate 4.2 percent increase in average rents and 1.7 percent in occupancy of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $454,000 due to the Merger in 1997 from 1996.

Property operating and maintenance expense for the quarter ended March 31, 1997 increased by $3,845,000 or 92 percent from the same period a year ago. Approximately 88 percent of the increase was due to the Merger. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the quarter ended March 31, 1997, increased by $944,000 or 80 percent from the quarter ended March 31, 1996. Approximately 92 percent of the increase is due to the Merger. The remaining increase is due primarily to acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the first quarter of 1997 increased due to the Merger. Administrative expense in 1997 was 5.3 percent of revenues as compared to 5.6 percent in 1996.

Interest and related amortization costs increased for the first quarter ended March 31, 1997 by $2,385,000, as compared with the quarter ended March 31, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1997 from approximately 8.7 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the quarter ended March 31, 1997, increased $3,909,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

PRO FORMA RESULTS OF OPERATIONS

PRO FORMA QUARTER ENDED MARCH 31, 1997 COMPARED TO PRO FORMA QUARTER ENDED MARCH 31, 1996

Total revenues increased $2,518,000 or 7.7 percent in 1997 over 1996 due to increased occupancy and rental increases in communities owned by the Company on April 1, 1996 as well as the acquisition of four communities in January 1997 with a total of 550 sites.

Property, operating, maintenance and administrative expense increased $1,043,000 or 8.0 percent in 1997 as compared to 1996. This increase is due to the increased number of occupied sites, the acquisition of four communities in January 1997, as well as general increases.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9,481,000 for the quarter ended March 31, 1997, compared to $5,681,000 for the quarter ended March 31, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the quarter ended March 31, 1997 was $4,328,000. Use of cash included distributions made to OP Unitholders of $5,871,000; net payments on the lines of credit of $4,485,000 and the payment of $19,851,000 to repurchase and retire 750,000 OP units from Chateau in connection with the Merger. The units were repurchased in February 1997 at an average price of approximately $26.47 per unit. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 OP units to Chateau at approximately $25.88 per unit.

Net cash used in investing activities for the quarter ended March 31, 1997 was $5,619,000. This amount represented joint venture investments, capital expenditures and construction and development costs. For the quarter ended March 31, 1997, construction and development costs, including joint ventures, approximated $688,000, while recurring property capital expenditures, other than construction and development costs, were approximately $520,000. Recurring property capital expenditures in 1997 increased due to the merger. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional debt securities, assumption of existing secured or unsecured indebtedness the issuance of OP units or capital contributions by Chateau. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. The Company has two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR. As of March 31, 1997, there was $66.3 million outstanding under the lines of credit.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt securities, capital contributions by Chateau and cash flows from operations.

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

                                                         For the Quarter
                                                          ended March 31,
                                                        -------------------
                                                          1997        1996
                                                        -------     -------
Net income                                              $ 5,588     $ 4,321
Depreciation of rental property                           6,544       2,747
Amortization of other intangibles                            77           -
                                                        -------     -------
Funds from operations                                   $12,209     $ 7,068
                                                        -------     -------
                                                        -------     -------

On a pro forma basis, FFO is calculated as follows:

                                                         For the Quarter
                                                          ended March 31,
                                                        -------------------
                                                          1997        1996
                                                        -------     -------
Net income                                              $ 6,018     $ 5,034
Depreciation of rental property                           8,347       8,298
Amortization of other intangibles                           116         123
                                                        -------     -------
Funds from operations                                   $14,481     $13,455
                                                        -------     -------
                                                        -------     -------


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Three separate purported class actions have been filed against the Company and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to the Merger with ROC and refusing to endorse alternative transactions proposed by Manufactured Home Communities, Inc. or Sun Communities, Inc. The three class actions are entitled HARBOR FINANCE PARTNERS v. CHATEAU PROPERTIES, ET AL. (Case No. 157467), NILES v. CHATEAU PROPERTIES, ET AL. (Case No. 158284) and ZSA ASSET ALLOCATION FUND v. BOLL, ET AL. (Case No. 158652) and were filed on or about September 12, 1996, September 27, 1996 and October 4, 1996, respectively.

The Company believes that such litigation (which has been consolidated) is entirely without merit and intends to vigorously defend such litigation if pursued.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters for a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    No Reports on Form 8-K were filed.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on this 14th day of May, 1997.

                                       CP LIMITED PARTNERSHIP
                                       By: Chateau Properties, Inc.




                                       By: /s/ Tamara D. Fischer
                                          ------------------------------------
                                                   Tamara D. Fischer
                                                Executive Vice President
                                               and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                            Financial and Accounting Officer)