Form 10-Q
period 1997-06-30
CP LTD PARTNERSHIP
filed 1997-08-14
CIK 931917

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q


    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934

                        For the quarterly period ended June 30, 1997
                                                       -------------
                                            OR

           Transition report pursuant to Section 13 or 15(d) of the
  -----    Securities Exchange Act of 1934

                       Commission file number         33-85492
                                                      --------

                                  CP LIMITED PARTNERSHIP
                  (Exact name of Registrant as specified in its charter)



                     MARYLAND                                 38-3140664
           (State or other jurisdiction                     (IRS Employer
           of incorporation or organization)              Identification No.)


                      6430 South Quebec Street, Englewood, CO 80111
               (Address of principal executive offices, including zip code)

                                      (303) 741-3707
                   (Registrant's telephone number, including area code)

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

                                CP LIMITED PARTNERSHIP
                                      FORM 10-Q
                                        INDEX


                                                                              Page Number
                                                                              -----------
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 1997 and 1996                                  1
         Condensed Consolidated Balance Sheets as of June 30, 1997 and
               December 31, 1996                                                    2
         Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1997 and 1996                                         3
         Notes to Consolidated Financial Statements                                4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      7-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                10

PART II.     OTHER INFORMATION                                                     11

SIGNATURES                                                                         12

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended             Six Months Ended
                                                              June 30                      June 30
                                                      ----------------------        ---------------------
                                                        1997           1996           1997         1996
                                                      -------        -------        -------      --------
Revenues:
    Rental income                                     $34,817        $16,796        $63,725      $33,146
    Management fee, interest and other income             783             33          1,251           74
                                                      -------        -------        -------      -------
                                                       35,600         16,829         64,976       33,220

Expenses:
    Property operating and maintenance                  9,746          4,955         17,755        9,009
    Real estate taxes                                   2,565          1,190          4,694        2,375
    Depreciation and amortization                       8,499          2,911         15,176        5,679
    Administrative                                      2,025            999          3,571        2,019
    Interest and related amortization                   6,642          3,175         12,070        6,218
                                                      -------        -------        -------      -------
                                                       29,477         13,230         53,266       25,300
                                                      -------        -------        -------      -------

Net income                                              6,123          3,599         11,710        7,920

Net income attributed to:
    General partner                                   $ 5,563        $ 1,473        $10,018      $ 3,243
    Limited partner                                       560          2,126          1,692        4,677
                                                      -------        -------        -------      -------
                                                      $ 6,123        $ 3,599        $11,710      $ 7,920
                                                      -------        -------        -------      -------
                                                      -------        -------        -------     --------

Net income per OP unit outstanding                    $   .22        $   .24        $   .45      $   .53
                                                      -------        -------        -------      -------
                                                      -------        -------        -------      -------

Distribution declared per OP unit outstanding         $   .43        $  .405        $   .86      $   .81
                                                      -------        -------        -------      -------
                                                      -------        -------        -------      -------

Weighted average OP units outstanding                  28,009         14,896         25,809       14,892
                                                      -------        -------        -------      -------
                                                      -------        -------        -------      -------


                     The accompanying notes are an integral
                       part of the financial statements.

                              CP LIMITED PARTNERSHIP

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                       ASSETS                                   June 30,     December 31,
                                                                  1997           1996
                                                                --------     ------------
Rental property:
    Land                                                        $111,110         $ 33,821
    Land and improvements for expansion sites                     12,928            1,988
    Depreciable property                                         685,257          264,822
                                                                ---------        --------
                                                                 809,295          300,631
         Less accumulated depreciation                            96,259           81,293
                                                                ---------        --------
                                                                 713,036          219,338
Cash and cash equivalents                                            158              586
Receivables                                                        8,901            5,403
Notes receivable                                                  10,378               90
Prepaid expenses and other assets                                 10,273            6,649
                                                                --------         --------
              Total assets                                      $742,746         $232,066
                                                                --------         --------
                                                                --------         --------
                     LIABILITIES

Debt                                                            $344,431         $168,315
Accounts payable and accrued expenses                             17,442           10,285
Tenants' security deposits and rents received in advance           5,686            4,852
Accrued dividends and distributions                               12,054            5,871
                                                                --------        ---------

              Total liabilities                                  379,613          189,323

                 SHAREHOLDERS' EQUITY

PARTNERS' CAPITAL, Unlimited Authorized units; 28,045,367 and
    14,497,270 OP units outstanding at June 30, 1997 and
    December 31, 1996, respectively
General partners                                                 327,367           16,191
Limited partners                                                  35,766           26,552
                                                                --------         --------
         Total partners' capital                                 363,133           42,743
                                                                --------         --------
         Total liabilities and partners' capital                $742,746         $232,066
                                                                --------         --------
                                                                --------         --------


                         The accompanying notes are an integral
                            part of the financial statements.

                                  CP LIMITED PARTNERSHIP

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
                                   (DOLLARS IN THOUSANDS)

                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 1997        1996
                                                               --------    --------
Cash Flows From Operating Activities:
    Net income                                                 $11,710     $ 7,920
    Adjustments to reconcile net income to net cash
              provided by operating activities:
         Depreciation and amortization                          15,176       5,679
         Amortization of deferred financing costs                  217         220
         Decrease (increase) in operating assets                (5,120)       (735)
         Increase (decrease) in operating liabilities           (2,004)        365
                                                               --------    --------
                                                                19,979      13,449
          Net cash from operating activities

Cash flows from financing activities:
    Net borrowing on line of credit                             10,710       9,200
    Mortgage principal payments                                   (725)       (602)
    Distributions to OP unit holders                           (17,878)    (11,984)
    OP units reacquired and retired                            (19,851)       (932)
    Proceeds from the issuance of OP units                      25,477           -
    Other financing activities                                   1,567          89
                                                               --------    --------

          Net cash provided by (used in) financing activities     (700)     (4,229)

Cash flows from investing activities:
    Acquisition of rental properties                            (2,180)      (8,252)
    Additions to rental property                                (6,089)      (1,651)
    Payment of deferred merger costs                           (11,438)          -
                                                               --------    ---------

              Net cash used in investing activities            (19,707)       (9,903)
                                                               --------    ---------

Decrease in cash and cash equivalents                             (428)         (683)

Cash and cash equivalents, beginning of period                     586           944
                                                               --------    ---------
Cash and cash equivalents, end of period                       $   158     $    261
                                                               --------    ---------
                                                               --------    ---------
Supplemental cash flow information:
OP Units issued in connection with the acquisition             $    98     $   1,964
    of rental properties                                       --------    ---------
                                                               --------    ---------



                    The accompanying notes are an integral
                       part of the financial statements.

                                CP LIMITED PARTNERSHIP

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND FORMATION OF COMPANY:

    The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    Chateau Communities, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT"), is the sole general partner of the Company. On November 23, 1993, Chateau completed a public offering of 5,700,000 shares of $.01 par value common stock (the "Equity Offering"). Simultaneous with the Equity Offering, Chateau contributed the net proceeds from the Equity Offering and was admitted as the sole general partner of the Company.

2.  MERGER WITH ROC COMMUNITIES, INC.

    In February 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC are included in the results of operations of the Company beginning February 1, 1997.

    In connection with the Merger, the following related transactions occurred:

    - The Company repurchased and retired 1,200,000 OP units from Chateau, in late 1996 and early 1997.

    - ROC purchased 350,000 shares of Chateau common stock, which were retired along with a equivalent number of units at the time of the merger.

    - The Company issued 1.042 OP units to Chateau to reflect an equivalent number of shares issued by Chateau for each share of ROC stock outstanding.

    - The Company paid a distribution equal to .0326 units per OP Unit outstanding, to reflect an equivalent stock dividend by Chateau.

    - Certain limited partners converted 6,170,908 OP Units for common shares which results in those units being held by Chateau. These Unitholders waived their right to receive the above distribution with respect to those OP units exchanged and as a result it was allocated to Chateau, resulting in an effective distribution to the general partner of .068 OP units.

    - The exchanging limited partners purchased 984,423 additional shares of common stock from Chateau with the proceeds.

In connection with the Merger, Chateau issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                          $   501.3
Net working capital                           15.8
Debt assumed                                (166.1)
                                        ------------

                                         $   351.0
                                        ------------
                                        ------------

As of June 30, 1997, Chateau owned 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

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

(In thousands, except per share data)

                                                          Three Months Ended            Six Months Ended
                                                               June 30                      June 30,
                                                          ------------------            -----------------
                                                           1997         1996             1997         1996
                                                          -------      -------          -------      -------
Revenues                                                  $35,600      $33,222          $70,728      $65,832
Expenses:
Property, operating, maintenance and administrative        14,336       13,746           28,209       26,575
Depreciation and amortization                               8,499        8,320           17,035       16,794
Interest and related amortization                           6,642        6,413           13,343       12,686
                                                         --------      --------         --------     --------
Total expenses                                             29,477       28,479           58,587       56,055
                                                         --------      --------         --------     --------
Income before minority interest                             6,123        4,743           12,141        9,777
                                                         --------      --------         --------     --------
Per share                                                 $   .22      $   .17          $   .43      $   .35
                                                         --------      --------         --------     --------
                                                         --------      --------         --------     --------
Weighted average OP Units outstanding                      28,009       27,883           27,960       27,879
                                                         --------      --------         --------     --------
                                                         --------      --------         --------     --------

3.  COMMON STOCK AND RELATED TRANSACTIONS:

    On May 22, 1997, Chateau declared a cash dividend distribution of $.43 per share/OP Unit to shareholders and OP unitholders of record as of June 30, 1997. The dividend/distribution was paid on July 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of June 30, 1997.

    On March 20, 1997, Chateau declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1997. The dividend/distribution was paid on April 14, 1997.

    On November 13, 1996, Chateau declared a cash dividend/distribution of $.405 per share/OP unit to shareholders and OP Unitholders of record as of December 31, 1996. The dividend/ distribution was paid on January 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of December 31, 1996.

4.  DEBT:

    The following table sets forth certain information regarding debt at June 30, 1997.

                                    Weighted
                                  Interest Rate    Maturity Date     Principal Balance
                                  -------------    -------------     -----------------
    Fixed Rate Mortgage Debt      7.94%             1998-2011            $115,880
    Unsecured Senior Notes        8.16%             2000-2003             145,000
    Unsecured Lines of Credit     7.24%                 -                  81,544
    Other notes payable           various               -                   2,007
                                                                         --------
                                                                         $344,431
                                                                         --------
                                                                         --------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of interim results of operations and financial condition covers the three and six months ended June 30, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On February 11, 1997, Chateau completed its merger ("the "Merger") with ROC Communities, Inc. ("ROC"). The historical results for the six months ended June 30, 1997 include the results of operations of ROC for five months.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

For the three months ended June 30, 1997, income before minority interest was $6,123,000, an increase of $2,524,000 from the three months ended June 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC on January 1, 1996 (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the three months ended June 30, 1997 was $34,817,000, an increase of $18,021,000 from the three months ended June 30, 1996. Approximately 81 percent of the increase was due to the Merger, and 13 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 6 percent increase was due to rental increases and occupancy gains of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $750,000 in 1997 from 1996, due to the Merger and the increase in income from the Company's sales subsidiary.

Property operating and maintenance expense for the three months ended June 30, 1997 increased by $4,791,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the three months ended June 30, 1997, increased by $1,375,000 or 116 percent from the three months ended June 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended June 30, 1997 increased due to the Merger. Administrative expense in 1997 was 5.7 percent of revenues as compared to 5.9 percent in 1996.

Interest and related amortization costs increased for the three months ended June 30, 1997 by $3,467,000, as compared with the three months ended June 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.8 percent in 1996.
The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the three months ended June 30, 1997, increased $5,588,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

For the six months ended June 30, 1997, income before minority interest was $11,710,000, an increase of $3,790,000 from the six months ended June 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from the Core 1996 Portfolio. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first half 1997 was $63,725,000, an increase of $30,579,000 from first half 1996. Approximately 77 percent of the increase was due to the Merger, and 12 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $1,177,000 in 1997 from 1996, due to the Merger and the increase in income from the Company's sales subsidiary.

Property operating and maintenance expense for the six months ended June 30, 1997 increased by $8,746,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the six months ended June 30, 1997, increased by $2,319,000 or 98 percent from the six months ended June 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the first half of 1997 increased due to the Merger. Administrative expense in 1997 was 5.5 percent of revenues as compared to 6.1 percent in 1996.

Interest and related amortization costs increased for the six months ended June 30, 1997 by $5,852,000, as compared with the six months ended June 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1997 from approximately 8.9 percent in 1996.
The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the six months ended June 30, 1997, increased $9,497,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19,979,000 for the six months ended June 30, 1997, compared to $13,449,000 for the six months ended June 30, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 1997 was $700,000. Use of cash included distributions made to OP Unitholders of $17,878,000; net borrowings on the lines of credit of $10,710,000 and the payment of $19,851,000 to repurchase and retire 750,000 OP units from Chateau in connection with the Merger. The units were repurchased in February 1997 at an average price of approximately $26.47 per unit. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 OP units to Chateau at approximately $25.88 per unit.

Net cash used in investing activities for the six month ended June 30, 1997 was $19,707,000. This amount represented joint venture investments, acquisitions, capital expenditures and construction and development costs. For the six months ended June 30, 1997, construction and development costs, including joint ventures, were approximately $4,000,000, while recurring property capital expenditures, other than construction and development costs, were approximately $1,000,000. Recurring property capital expenditures in 1997 increased due to the Merger. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness or the issuance of OP units or capital contributions by Chateau. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. At June 30, the Company had two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR. As of June 30, 1997, there was $81.5 million outstanding under the lines of credit.

In July 1997, the Company renegotiated its existing Lines of Credit and consolidated them into one line for $75 million which also includes a term loan for $25 million. The line of credit has First Chicago/NBD acting as lead agent, is unsecured and bears interest at 110 basis points over LIBOR.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt or equity securities and cash flows from operations.

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

                                                            For the Three Months           For the Six Months
                                                               ended June 30,                 ended June 30,
                                                            -------------------           -------------------

                                                            1997           1996           1997           1996
                                                           ------         ------         ------         -------
Net income                                                 $ 6,123        $ 3,599        $11,710        $ 7,920
Depreciation of rental property                              8,319          2,887         14,878          5,634
Amortization of other intangibles                              111            -              186            -
                                                           -------        -------        -------        -------

Funds from operations                                      $14,553        $ 6,486        $26,774        $13,554
                                                           -------        -------        -------        -------
                                                           -------        -------        -------        -------
On a pro forma basis, FFO is calculated as follows:

                                                           For the Three Months            For the Six Months
                                                              ended June 30,                  ended June 30,
                                                           -------------------            -------------------

                                                            1997          1996            1997           1996
                                                           ------         ------         ------         -------
Net income                                                 $ 6,123        $ 4,743        $12,142        $ 9,777
Depreciation of rental property                              8,319          8,152         16,688         16,456
Amortization of other intangibles                              111            111            222            227
                                                           -------        -------        -------        -------

Funds from operations                                      $14,553        $13,006        $29,052        $26,460
                                                           -------        -------        -------        -------
                                                           -------        -------        -------        -------


ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

              Not applicable.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Three separate purported class actions have been filed against the Company and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to the Merger with ROC and refusing to endorse alternative transactions proposed by Manufactured Home Communities, Inc. or Sun Communities, Inc. The three class actions are entitled HARBOR FINANCE PARTNERS V. CHATEAU PROPERTIES, et al. (Case No. 157467), NILES V. CHATEAU PROPERTIES, ET AL. (Case No. 158284), AND ZSA ASSET ALLOCATION FUND V. BOLL, ET AL. (Case No. 158652) and were filed on or about September 12, 1996, September 27, 1996 and October 4, 1996, respectively.

The Company believes that such litigation (which has been consolidated) is entirely without merit and intends to vigorously defend such litigation if pursued.

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              Not Applicable

Item 4.       Submission of Matters for a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of August, 1997.

                                         CP LIMITED PARTNERSHIP



                                         By:   /s/ TAMARA D. FISCHER
                                              ---------------------------
                                                   Tamara D. Fischer
                                                Executive Vice President
                                              and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)