Form 10-Q
period 1997-09-30
CP LTD PARTNERSHIP
filed 1997-11-14
CIK 931917

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934

                  For the quarterly period ended SEPTEMBER 30, 1997
                                                 -------------------
                                          OR

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

                                    (303) 741-3707
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                         ---        -----

                                CP LIMITED PARTNERSHIP
                                      FORM 10-Q
                                        INDEX


                                                                   PAGE NUMBER
                                                                   -----------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Statements of Income
              for the Three and Nine Months Ended
              September 30, 1997 and 1996                                  1
        Condensed Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                     2
        Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1997
              and 1996                                                     3
        Notes to Condensed Consolidated Financial Statements              4-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               8-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk          12

PART II.       OTHER INFORMATION                                            13

SIGNATURES                                                                  14

                            PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30         SEPTEMBER 30
                                --------------------------------------------
                                   1997       1996       1997         1996
                                 --------  --------    ---------    --------

Revenues:
 Rental income                   $ 34,032  $ 16,954    $ 95,723     $ 50,100
 Management fee, interest
  and other income                  1,263        29       2,514          103
                                 --------  --------    --------     --------
                                   35,295    16,983      98,237       50,203

Expenses:
 Property operating and
  maintenance                       9,582     4,873      25,302       13,882
 Real estate taxes                  2,578     1,232       7,272        3,607
 Depreciation and
  amortization                      8,968     2,838      24,144        8,517
 Administrative                     1,740       886       5,311        2,905
 Interest and related
  amortization                      6,757     3,199      18,828        9,417
                                 --------    ------     -------      -------
                                   29,625    13,028      80,857       38,328
                                 --------    ------     -------      -------


Net income                          5,670     3,955      17,380       11,875

Net income attributed to:
 General partner                  $ 5,113   $ 1,615    $ 15,135      $ 4,858
 Limited partner                      557     2,340       2,245        7,017
                                 --------    ------     -------      -------

                                  $ 5,670   $ 3,955    $ 17,380     $ 11,875
                                 --------    ------     -------      -------
                                 --------    ------     -------      -------

Net income per OP unit
 outstanding                        $ .20     $ .26       $ .66        $ .80
                                 --------    ------     -------      -------
                                 --------    ------     -------      -------

Distribution declared per
 OP unit outstanding                $ .43    $ .405      $ 1.29      $ 1.215
                                 --------    ------     -------      -------
                                 --------    ------     -------      -------

Weighted average OP units
 outstanding                       28,064    14,936      26,510       14,907
                                 --------    ------     -------      -------
                                 --------    ------     -------      -------


                        The accompanying notes are an integral
                          part of the financial statements.

                                CP LIMITED PARTNERSHIP

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 30,   DECEMBER 31,
                          ASSETS                      1997             1996
                                                   -------------   ------------

Rental property:
  Land                                               $ 111,198        $  33,821
  Land and improvements for expansion sites             13,751            1,988
  Depreciable property                                 692,698          264,822
                                                     ---------         --------
                                                       817,647          300,631
  Less accumulated depreciation                        105,148           81,293
                                                     ---------         --------
                                                       712,499          219,338
Cash and cash equivalents                                  315              586
Receivables                                             12,689            5,403
Notes receivable                                         9,218               90
Prepaid expenses and other assets                       15,073            6,649
                                                     ---------         --------

  Total assets                                       $ 749,794        $ 232,066
                                                     ---------        ---------
                                                     ---------        ---------

                         LIABILITIES

Debt                                                 $ 350,239        $ 168,315
Accounts payable and accrued expenses                   17,781           10,285
Tenants' security deposits and rents received
 in advance                                              7,180            4,852
Accrued dividends and distributions                     12,185            5,871
                                                     ---------        ---------

  Total liabilities                                    387,385          189,323

                                        SHAREHOLDERS' EQUITY

PARTNERS' CAPITAL, Unlimited Authorized units;
  28,225,417 and 14,497,270 OP units outstanding
  at September 30, 1997 and December 31, 1996,
  respectively
General partners                                       326,932           16,191
Limited partners                                        35,477           26,552
                                                     ---------        ---------

  Total partners' capital                              362,409           42,743
                                                     ---------        ---------
  Total liabilities and partners'
   capital                                           $ 749,794        $ 232,066
                                                     ---------        ---------
                                                     ---------        ---------



                        The accompanying notes are an integral
                          part of the financial statements.

                                CP LIMITED PARTNERSHIP

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                                (DOLLARS IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -----------------
                                                           1997        1996
                                                           ----        ----
Cash Flows From Operating Activities:
  Net income                                            $  15,135    $  4,858
  Adjustments to reconcile net income to net cash
  provided by operating activities:                         2,245       7,017
   Depreciation and amortization                           24,144       8,517
   Amortization of deferred financing costs                   354         329
   Decrease (increase) in operating assets                 (4,803)     (1,994)
   Increase (decrease) in operating liabilities            (1,380)       2,602
                                                        ----------   ---------

    Net cash from operating activities                     35,695       21,329

Cash flows from financing activities:
  Net borrowing on line of credit                          16,917       21,500
  Mortgage principal payments                             (1,124)         (856)
  Distributions to OP unit holders                       (29,929)      (18,016)
  OP units reacquired and retired                        (19,851)         (932)
  Proceeds from the issuance of OP units                  25,477             -
  Other financing activities                               3,109            94
                                                        ----------   ---------

    Net cash provided by (used in)
     financing activities                                 (5,401)        1,790

Cash flows from investing activities:
  Acquisition of rental properties                        (2,930)      (18,540)
  Additions to rental property                           (15,178)       (3,579)
  Payment of deferred merger costs                       (12,457)       (1,697)

    Net cash used in investing activities                (30,565)      (23,816)

Decrease in cash and cash equivalents                       (271)         (697)

Cash and cash equivalents, beginning of period               586           944
                                                        ----------   ---------
Cash and cash equivalents, end of period                $    315         $ 247
                                                        ----------   ---------
                                                        ----------   ---------

Supplemental cash flow information:
OP Units issued in connection with the acquisition
  of rental properties                                     3,121       $ 1,964
                                                        ----------   ---------
                                                        ----------   ---------



                        The accompanying notes are an integral
                          part of the financial statements.

                                CP LIMITED PARTNERSHIP

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION AND FORMATION OF COMPANY:
          -----------------------------------------------

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

2.        MERGER WITH ROC COMMUNITIES, INC.
          ---------------------------------

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

In connection with the Merger, Chateau issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                           $  501.3
Net working capital                           15.8
Debt assumed                                (166.1)
                                          ---------
                                             351.0
                                          ---------
                                          ---------

As of September 30, 1997, the Company owned 128 communities with an aggregate of approximately 43,300 residential homesites. In addition, it fee managed and controlled 6,700 residential homesites in 32 communities.

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisition of 13 properties made in 1996 by the Company and ROC had occurred on January 1, 1996. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.



                                     Three Months Ended      Nine Months Ended
                                       September 30             September 30
                                 -----------------------------------------------
                                       (In thousands, except per share data)
                                     1997          1996       1997          1996
                                    ---------  --------  ---------     ---------

Revenues                             $ 35,295   $ 33,311  $ 103,672     $ 99,143
Expenses:
Property, operating,
 maintenance and administrative        13,900    13,863      39,758       40,591
Depreciation and amortization           8,968     8,335      26,003       25,202
Interest and related amortization       6,757     6,310      20,100       18,973
                                    ---------  --------  ---------     ---------
Total expenses                         29,625    28,508      85,861       84,766
                                    ---------  --------  ---------     ---------
Net income                              5,670     4,803      17,811       14,377
                                    ---------  --------  ---------     ---------
Per OP unit                             $ .20     $ .17       $ .64        $ .52
                                    ---------  --------  ---------     ---------
                                    ---------  --------  ---------     ---------

Weighted average
OP Units outstanding                   28,070    27,923      27,997       27,893
                                    ---------  --------  ---------     ---------
                                    ---------  --------  ---------     ---------

3.   EQUITY TRANSACTIONS:

     In September, 1997, Chateau issued 101,239 shares of common stock in a private placement, under section 4(2) of the Securities Act of 1933, as amended, and $750,000 in cash, in exchange for all of the outstanding shares of The Windsor Corporation ("Windsor"). Windsor Corporation is the general partner of five public limited partnerships and trust advisor for one public, REIT owning, in the aggregate, 28 manufactured home communities containing approximately 5,700 homesites, currently managed by the Company. On August 21, 1997, Chateau declared a cash dividend/distribution of $.43 per share/OP unit to shareholders and OP Unitholders of record as of September 30, 1997. The dividend was paid on October 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of September 30, 1997.

     On May 22, 1997, Chateau declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of September 30, 1997. The dividend/distribution was paid on July 15, 1997.

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

4.   DEBT:
     -----

     The following table sets forth certain information regarding debt at September 30, 1997.

                                  Weighted
                               Interest Rate   Maturity Date  Principal Balance
                               -------------   -------------  -----------------

     Fixed Rate Mortgage Debt      7.94%         1998-2011           115,486
     Unsecured Senior Notes        8.16%         2000-2003           145,000
     Unsecured Lines of Credit     6.77%           -                  87,751
     Other notes payable           various        various              2,002
                                                              ---------------
                                                                     350,239
                                                              ---------------
                                                              ---------------

5.   CONTINGENCIES:
     --------------

     Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at September 30, 1997, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will result in material liability.

6.   SUBSEQUENT EVENT:
     -----------------

    On November 6, 1997, the Company announced the acquisition of four manufactured home communities for an aggregate purchase price of $20 million. The acquisition was financed with the issuance of 16,480 OP units and the remainder with cash funded by its line of credit and a bridge facility issued as an extension to its line of credit. The communities are located near Boston, Massachusetts and contain more than 600 homesites.

ITEM 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of interim results of operations and financial condition covers the three and nine months ended September 30, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On February 11, 1997, Chateau completed its merger ("the "Merger") with ROC Communities, Inc. ("ROC"). The historical results of the Company in 1997 include the results of operations of ROC since February 1, 1997.

Historical Results Of Operations

Comparison Of Three Months Ended September 30, 1997 To Three Months ended September 30, 1996

For the three months ended September 30, 1997, net income was $5,670,000, an increase of $1,715,000 from the three months ended September 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC at the beginning of the period (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the three months ended September 30, 1997 was $34,032,000, an increase of $17,078,000 from the three months ended September 30, 1996. Approximately 85 percent of the increase was due to the Merger, and 6 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 9 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio. Weighted average occupancy for the three months ended September 30, 1997 was 39,653 compared with 19,064 for the same period in 1996. The occupancy rate was 91.7 percent on approximately 43,300 sites as of September 30, 1997, compared to 95.4 percent on approximately 20,000 sites as of September 30, 1996. The decrease in the occupancy rate is due to the increase in available sites added through expansions of existing communities and the acquisition of six development communities in 1996. The occupancy rate on the stabilized portfolio was 94.2 percent as of September 30, 1997. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1997 was $288 compared with $289 in the same period of 1996. The decrease is due to the properties acquired having a lower per site monthly rent. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1997 was $291 compared with $279 for the same period in 1996, an increase of 4.5 percent.

Management fee, interest and other income primarily include management fee income for the management of 32 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the three months ended September 30, 1997 increased by $4,709,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 5.5 percent from approximately $85 in 1996 to approximately $81 in 1997.

Real estate taxes for the three months ended September 30, 1997, increased by $1,346,000 or 109 percent from the three months ended September 30, 1996.
The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended September 30, 1997 increased due to the Merger. Administrative expense in 1997 was 4.9 percent of revenues as compared to 5.2 percent in 1996.

Interest and related amortization costs increased for the three months ended September 30, 1997 by $3,558,000, as compared with the three months ended September 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.4 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the three months ended September 30, 1997, increased $6.1 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, income was $17,380,000, an increase of $5,505,000 from the nine months ended September 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from the Core 1996 Portfolio. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first nine months of 1997 was $95,723,000 an increase of $45,623,000 from the first nine months of 1996. Approximately 77 percent of the increase was due to the Merger, and 12 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio. Weighted average occupancy for the nine months ended September 30, 1997 was 37,390 compared with 18,813 for the same period in 1996. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1997 was $286 compared with $287 in the same period of 1996. The decrease is due to the properties acquired having a lower per site monthly rent. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1997 was $293 compared with $277 for the same period in 1996, an increase of 5.9 percent.

Management fee, interest and other income primarily includes management fee income for the management of 32 manufactured home communities, equity earnings form the Company's sales subsidiary and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the nine months ended September 30, 1997 increased by $11,420,000 or 82 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 8.3 percent from approximately $82 in 1996 to approximately $75 in 1997

Real estate taxes for the first nine months ended September 30, 1997, increased by $3,665,000 or 102 percent from the first nine months ended September 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the first nine months of 1997 increased due to the Merger. Administrative expense in 1997 was 5.4 percent of revenues as compared to 5.8 percent in 1996.

Interest and related amortization costs increased for the nine months ended September 30, 1997 by $9,411,000, as compared with the nine months ended September 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.6 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the nine months ended September 30, 1997, increased $15.6 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $35,695,000 for the nine months ended September 30, 1997, compared to $21,329,000 for the nine months ended September 30, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the nine months ended September 30, 1997 was $5,401,000. Use of cash included distributions made to OP Unitholders of $29,929,000; net borrowings on the lines of credit of $16,917,000 and the payment of $19,851,000 to repurchase and retire 750,000 OP Units in connection with the Merger. The OP Units purchased in 1997 and 1996 as a part of the program were purchased at an average price of approximately $25.75 per unit. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 OP Units at approximately $25.88 per share.

Net cash used in investing activities for the nine months ended September 30, 1997 was $30,565,000. This amount represented joint venture investments, acquisitions, capital expenditures and construction and development costs. Also included in this is the investment in the Windsor Corporation financed with the issuance of 101,239 OP Units at a price of approximately $29 per share and $750,000 in cash. For the nine months ended September 30, 1997, construction and development costs, including joint ventures, were approximately $7.2 million, while recurring property capital expenditures, other than construction and development costs, were approximately $2.9 million. Recurring property capital expenditures in 1997 increased due to the Company's larger size. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

On November 6, 1997 the Company announced the acquisition of four manufactured home communities for an aggregate purchase price of $20 million. The acquisition was financed with the issuance of 16,480 OP units and the remainder with cash funded by its line of credit and an interim bridge facility issued in connection with its line of credit. The communities are located near Boston, Massachusetts and contain more than 600 homesites.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness, the issuance of OP units or capital contributions by Chateau. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. At September 30, the Company had available a credit facility of $100 million, including a term loan for $25 million. As of September 30, 1997, there was $87.8 million outstanding under the line of credit.

The line of credit has First Chicago/NBD acting as lead agent. It is unsecured and bears interest at 110 basis points over LIBOR.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt or equity securities, capital contributions and cash flows from Chateau.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                 --------------------       --------------------
                                      1997      1996            1997      1996
                                    -------    ------        --------- ---------
Net Income                          $ 5,670     $3,955        $17,380   $11,875
Depreciation of rental property       8,796      2,814         23,674     8,448
Amortization of other intangibles       110          -            296         -
                                    -------     ------        -------   -------
Funds from operations               $14,576     $6,769        $41,350   $20,323
                                    -------     ------        -------   -------
                                    -------     ------        -------   -------

On a pro forma basis, FFO is calculated as follows:

                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   --------------------     -------------------
                                      1997       1996          1997      1996
                                    -------    -------       -------    -------

Net Income                          $ 5,670    $ 4,802       $17,811    $14,377
Depreciation of rental property       8,796      8,129        25,484     24,645
Amortization of other intangibles       110        146           333        386
                                    -------    -------       -------    -------
Funds from operations               $14,576    $13,077       $43,628    $39,408
                                    -------    -------       -------    -------
                                    -------    -------       -------    -------


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

Chateau believes that such litigation (which has been consolidated) is entirely without merit and intends to vigorously defend such litigation if pursued.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters for a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          None

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of November, 1997.

                                            CP LIMITED PARTNERSHIP

                                            By: Chateau Communities, Inc.


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