Form 10-K
period 1997-12-31
CP LTD PARTNERSHIP
filed 1998-03-23
CIK 931917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997
                                       OR
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes |X|     No |_|

                             CP LIMITED PARTNERSHIP

                             FORM 10-K ANNUAL REPORT
                      for the year ended December 31, 1997
                                TABLE OF CONTENTS
\
                                     -------

Item                                                                       Pages
----                                                                       -----

                                     PART I

1.    Business ..............................................................  3

2.    Properties ............................................................  7

3.    Legal Proceedings ..................................................... 13

4.    Submission of Matters to a Vote of Security Holders ................... 13

                                     PART II

5.    Market for Registrant's Common Equity and Related
      Security Holder Matters ............................................... 13

6.    Selected Financial Data ............................................... 14

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................................... 16

8.    Financial Statements and Supplementary Data ........................... 22

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ................................... 41

                                    PART III

10.   Directors and Executive Officers of the Registrant .................... 42

11.   Executive Compensation ................................................ 42

12.   Security Ownership of Certain Beneficial Owners and
      Management ............................................................ 42

13.   Certain Relationships and Related Transactions ........................ 42

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K ........................................................... 43

      Signatures ............................................................ 48

                          FINANCIAL STATEMENT SCHEDULES

      CP LIMITED PARTNERSHIP Financial Statement Schedules .................. F1

                                     PART I

Item 1. Business

General Development of Business.

CP LIMITED PARTNERSHIP (the "Company") is a Maryland limited partnership. Chateau Communities, Inc. ("Chateau"), a Maryland Corporation, is a self-administered and self-managed equity real estate investment trust ("REIT"), the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. Chateau conducts substantially all of its activities through the Company, in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Company, an approximate 89% general partner interest. The Company owns and operates 153 manufactured home community properties containing 47,650 homesites and 1,350 park model/RV sites in 29 states. The Company also fee manages 32 manufactured home community properties containing 6,600 homesites.

Formation of the Company

The Company was formed by Chateau, as general partner, and Chateau Estates, as the initial limited partner, on September 16, 1993.

On February 11, 1997, the Company completed a strategic merger of equals with ROC (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures.

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs and gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include a clubhouse , swimming pools and jacuzzis, playgrounds, basketball courts, picnic areas, shuffleboard courts, tennis courts, cable television service, golf courses, marinas and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site. Additionally, manufactured home communities tend to have relatively stable resident bases, with relatively few residents moving manufactured homes out of the communities. Management thus tends to be less intensive, and capital expenditure needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and the acquisition and selective development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

Operations

      * Providing attractive and desirable manufactured home communities for existing and prospective residents;

      * Aggressively managing properties to increase operating margins through rent and occupancy increases and expense controls;

      * Maintaining and upgrading communities on a continuous basis through a program of regular and preventive maintenance and replacement;

      * Offering residents accessibility to on-site managers to maximize retention, encourage home maintenance and improvements and to minimize turnover;

      * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community and to promote desirability of each Property; and

      * Offering potential community residents the convenience of purchasing a home already in place within the community.

Acquisitions, Development and Expansions

      * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion or development;

      * Acquiring properties in existing markets in order to achieve economies of scale in operations, and in new markets where portfolios may be acquired with regional management in place;

      * Utilizing the expertise and relationships developed by the Company's management to identify acquisition and development opportunities;

      * Selectively developing new communities in regions where management has significant experience and where further development is supported by favorable demographics and strong market demand; and

      * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.

Financing Strategies

The Company intends to maintain a conservative and flexible capital structure that enables it to (i) continue to access the capital markets on favorable terms; (ii) enhance potential earnings growth; (iii) minimize its level of encumbered assets; and (iv) limit its exposure to variable rate debt. The Company intends to maintain a debt-to-market capitalization ratio of approximately 50% or less. The Company, however, may from time to time re-evaluate this policy and decrease or increase such ratio accordingly in light of then current economic conditions, relative costs to the Company of debt and equity capital, market values of the properties and other factors.

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from the manufactured home communities and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. During 1997, the Company substantially completed the development of 509 expansion sites. As of December 31, 1997, the Company had 43,800 total sites, of which approximately 3,500 were vacant. The Company owned at such date undeveloped land adjacent to existing communities containing approximately 4,700 expansion sites which are zoned for manufactured housing. All necessary utilities are available at these expansion sites, however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

1997 Property Acquisitions

During 1997, the Company completed the following acquisitions:

                                                      Amount        Fair Market
                                                     Allocated       Value of
     Acquisition            Property Name            to Assets       OP Units
        Date                and Location             Acquired         Issued       Cash
     -----------            -------------            ---------        ------       ----

February, 1997     75 communities acquired through   see Note 3 to the Consolidated Financial
                   Merger with ROC                   Statements

November, 1997     Purchase of 4 communities in
                   Boston, Massachusetts             $20,000        $  500        $  19,500

Various            Investment in joint ventures      $ 4,259        $   --        $   4,259

Community Sales, Inc. ("CSI")

Prior to the Merger, new home sales and commercial brokerage activities at the Company's communities were conducted by third parties. As a result of the Merger, the Company acquired the sales and brokerage capabilities of CSI, which had previously been operated as a taxable subsidiary of ROC, and which is now operated as a taxable subsidiary of the Company.

The Windsor Corporation ("Windsor")

In September 1997, the Company completed the acquisition of Windsor, the general partner of five partnerships and advisor to one REIT owning 28 manufactured home communities (containing 5,700 homesites), all of which had been managed by ROC on a fee basis since 1993 and by the Company since the Merger. The acquisition was financed with the issuance of 101,239 OP Units and $750,000 in cash.

Competition

Many of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at the Properties or at any newly acquired properties and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to potential residents of the Properties.

Employees

As of December 31, 1997, the Company had approximately 1,000 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community rules and on-going accessibility for resident assistance. Administrators notify residents who are in violation of these rules and regulations. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and divisional senior vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 49 corporate employees who assist on-site administrators in all property functions.

Commitment to resident satisfaction is demonstrated by the ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.

Tax Status

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns, therefore, no provision for income taxes is indicated in the financial statements.

Item 2. Properties

At December 31, 1997 the Properties consisted of 131 manufactured home communities containing 43,800 sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 31 manufactured home communities containing 6,500 sites in 13 states. The Company also owned land adjacent to certain existing communities containing approximately 4,700 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1997, the Properties had an average occupancy rate of approximately 92 percent with weighted average rent for the year ended December 31, 1997 of $287 per month. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for the residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and a library. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and marinas.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. The communities have extensive rules and regulations to maintain their appearance at the highest level. It is management's role to insure that residents comply with community policies and to provide maintenance of the common areas, facilities and amenities. The Company continually monitors compliance by residents with its residents' regulations to assure that the communities are maintained at the highest standards. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of 3-4 percent. During this period, the average annual turnover of residents in the Properties (where the home is sold and remains within the community, typically without interruption of rental income) has been approximately 10-12 percent.

The Company owns a 100 percent beneficial interest in all of the Properties, except for Emerald Lake, Fairways, Lakeland Junction, Lakes at Leesburg, Palm Beach Colony, Winter Haven Oaks and Del Tura in which it owns a 99 percent beneficial interest and in which Chateau owns the remaining 1 percent beneficial interest.

Leases

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. In some cases, leases are for one-year terms with up to ten renewal options exercisable by the resident, with rent adjusted according to yearly rent reviews, or by the consumer price index. Leases or other terms of residents' occupancy are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

Indebtedness

At December 31, 1997, the aggregate amount of indebtedness encumbering the Properties was approximately $114 million. The amounts outstanding as of December 31, 1997 for the indebtedness encumbering each of these Properties is set forth (in thousands) in the following table. Prepayment of these debt obligations may result in significant prepayment penalties.

                                                  Weighted
                                                   Average
                                  Amount of       Interest
Property Pledged as Collateral   Indebtedness       Rate       Maturity
------------------------------   ------------       ----       --------
Del Tura                            $32,747         8.40%         2000
Macomb                               15,972         9.82%         1999
Other (9 properties)                  7,222         8.13%    1998-2011
Pacific Life (38 properties)         58,028         7.16%         2000
                                 ----------

Total                              $113,969
                                   ========

The following table sets forth certain information, as of December 31, 1997, regarding the properties.

Property
Information                                                                      Weighted
                                                                                 Average
Core Portfolio                                          Number     Occupancy   Monthly Rent
                                     Location          of Sites      as of       per Site
Community              State   (Closest Major City)    12/31/97     12/31/97      1997
-------------------------------------------------------------------------------------------
100 Oaks                 AL         Fultondale            230         90%       $  190

Bermuda Palms            CA        Palm Springs           185         94%          326

Eastridge                CA          San Jose             187         99%          597

La Quinta Ridge          CA        Palm Springs           152         85%          396

The Colony               CA        Palm Springs           220         96%          651

The Orchard              CA        San Francisco          233        100%          530

CV-Denver                CO           Denver              345         94%          339

CV-Longmont              CO          Longmont             310         99%          348

Friendly Village         CO           Greeley             226         99%          263

Pine Lakes Ranch         CO           Denver              762         97%          289

Redwood Estates          CO           Denver              753         97%          288

Audubon                  FL           Orlando             280         94%          236

Colony Cove              FL          Sarasota            2207        100%          308

Conway Circle            FL           Orlando             111         95%          284

CV-Jacksonville          FL        Jacksonville           643         95%          265

Del Tura                 FL         Fort Myers           1342         88%          422

Eldorado Estates         FL        Daytona Beach          126         95%          240

Emerald Lake             FL         Fort Myers            201         99%          278

Fairways Country Club    FL           Orlando            1142         98%          278

Hidden Valley            FL           Orlando             303         99%          268

Jade Isle                FL           Orlando             101         96%          287

Lakeland Harbor          FL            Tampa              504        100%          240

Lakeland Junction        FL            Tampa              191        100%          187

Lakes at Leesburg        FL           Orlando             640        100%          248

Land O' Lakes            FL           Orlando             173         99%          231

Midway Estates           FL         Vero Beach            204         87%          289

Mobiland-by-the-Sea      FL          Melbourne            217         65%          303

Orange Lake              FL           Orlando             244         94%          219

Palm Beach Colony        FL       West Palm Beach         285         96%          288

Pedaler's Pond           FL           Orlando             214         81%          176

Pinellas Cascades        FL         Clearwater            238         95%          335

Southwind Village        FL           Naples              338         92%          277

Starlight Ranch          FL           Orlando             783         94%          264

Town & Country           FL           Orlando              73         92%          276

Whispering Pines         FL         Clearwater            392         98%          329

Winter Haven Oaks        FL           Orlando             343         51%          198

Atlanta Meadows          GA           Atlanta              75         95%          214

Camden Point             GA          Kingsland            268         47%          167

Property
Information                                                                      Weighted
                                                                                 Average
Core Portfolio                                          Number     Occupancy   Monthly Rent
                                     Location          of Sites      as of       per Site
Community              State   (Closest Major City)    12/31/97     12/31/97      1997
-------------------------------------------------------------------------------------------
Castlewood Estates       GA           Atlanta             334         80%       $  296

Colonial Coach Estates   GA           Atlanta             481         74%          250

Golden Valley            GA           Atlanta             131         92%          222

Landmark                 GA           Atlanta             524         96%          248

Marnelle                 GA           Atlanta             205         96%          239

Oak Grove Estates        GA           Albany              174         98%          131

Paradise Village         GA           Albany              225         95%          132

Lakewood Estates         IA          Davenport            172         95%          226

Terrace Heights          IA           Dubuque             317         97%          231

Coach Royale             ID            Boise               91        100%          245

Maple Grove Estates      ID            Boise              270         96%          256

Shenandoah Estates       ID            Boise              147         99%          250

Maple Ridge              IL          Kankakee             201        100%          216

Maple Valley             IL          Kankakee              75        100%          216

Hickory Knoll            IN        Indianapolis           325         97%          267

Mariwood                 IN        Indianapolis           296         90%          265

Pendleton                IN        Indianapolis           102         97%          192

Skyway                   IN        Indianapolis           156        100%          259

Twin Pines               IN           Goshen              238         93%          207

Mosby's Point            KY         Cincinnati            150         99%          265

Rolling Hills            KY         Louisville            158         97%          179

Pinecrest Village        LA         Shreveport            448         66%          133

Stonegate, LA            LA         Shreveport            157         98%          164

Hillcrest                MA           Boston               83         95%          325

The Glen                 MA           Boston               36        100%          377

Leisurewoods Rockland    MA           Boston              395         99%          304

Leisurewoods Taunton     MA           Boston              128         85%          250

Algoma Estates           MI        Grand Rapids           281         89%          266

Chesterfield             MI           Detroit             345         99%          333

Chestnut Creek           MI            Flint              134        100%          290

Clinton                  MI           Detroit            1000         99%          338

Colonial Acres           MI          Kalamazoo            611         98%          259

Colonial Manor           MI          Kalamazoo            195         98%          259

Country Estates          MI        Grand Rapids           254         97%          249

Cranberry                MI           Pontiac             232        100%          317

Ferrand Estates          MI        Grand Rapids           420        100%          304

Forest Lake Estates      MI        Grand Rapids           221         72%          262

Holiday Estates          MI        Grand Rapids           205        100%          290

Howell                   MI           Lansing             455        100%          342

Property
Information                                                                      Weighted
                                                                                 Average
Core Portfolio                                          Number     Occupancy   Monthly Rent
                                     Location          of Sites      as of       per Site
Community              State   (Closest Major City)    12/31/97     12/31/97      1997
-------------------------------------------------------------------------------------------
Lake in the Hills        MI           Detroit             238        100%       $  345

Leonard Gardens          MI        Grand Rapids           168         98%          274

Norton Shores            MI        Grand Rapids           656         85%          231

Novi                     MI           Detroit             725         98%          371

Oakhill                  MI            Flint              504         93%          329

Old Orchard              MI            Flint              200        100%          292

Orion                    MI           Detroit             423         98%          317

Royal Estates            MI          Kalamazoo            183         90%          279

Science City             MI           Midland             171         98%          263

Torrey Hills             MI            Flint              346         99%          298

Villa                    MI            Flint              319         97%          291

Cedar Knolls             MN         Minneapolis           458         98%          347

Cimmaron                 MN          St. Paul             504         97%          351

President's Park         MN         Grand Forks           174         71%          214

Rosemount                MN    Minneapolis/St. Paul       182        100%          339

Twenty-Nine Pines        MN          St. Paul             152         91%          280

Countryside Village      MT         Great Falls           222         89%          197

Foxhall Village          NC           Raleigh             315         97%          283

Oakwood Forest           NC         Greensboro            481         96%          232

Buena Vista              ND            Fargo              400         97%          227

Columbia Heights         ND         Grand Forks           302         99%          240

Meadow Park              ND            Fargo              118         86%          169

Casa Linda               NV          Las Vegas            107         99%          383

Casual Estates           NY          Syracuse             961         84%          308

Shadybrook               NY          Syracuse              89         84%          308

Meadowbrook              NY           Ithaca              237         73%          249

Oak Orchard Estates      NY          Rochester            235         97%          261

Vance                    OH          Columbus             110         96%          196

Willo-Arms               OH          Cleveland            262        100%          173

Yorktowne                OH         Cincinnati            354         97%          302

Crestview                OK         Stillwater            237         88%          169

Knoll Terrace            OR            Salem              212         99%          303

Riverview                OR          Portland             133         99%          343

Homestead Ranch          TX           McAllen             127         91%          200

Leisure World            TX         Brownsville           201         90%          181

The Homestead            TX           McAllen              99         94%          189

Trail's End              TX         Brownsville           307         80%          176

Eagle Point              WA           Seattle             230         98%          408

Breazeale                WY           Laramie             116         96%          208
-------------------------------------------------------------------------------------------
Core Portfolio
Subtotal                                               37,422        93.6%      $  289
-------------------------------------------------------------------------------------------

Property
Information
                                                                                 Weighted
Active Expansion                                                                 Average
Portfolio                                               Number     Occupancy   Monthly Rent
                                     Location          of Sites      as of       per Site
Community              State   (Closest Major City)    12/31/97     12/31/97      1997
-------------------------------------------------------------------------------------------
Butler Creek             GA           Augusta             358         82%       $  166

Crystal Lakes            FL            Tampa              329         49%          144

Foxwood Farms            FL           Orlando             375         74%          178

Gold Tree                FL            Tampa              295         88%          313

Oak Springs              FL           Orlando             438         76%          224

Falcon Farms             IL           Moline              215         86%          205

Anchor Bay               MI           Detroit            1319         95%          304

Avon                     MI           Detroit             617        100%          372

Grand Blanc              MI            Flint              415         88%          319

MaComb/Westbrook         MI           Detroit            1537         95%          341

Springfield Farms        MO         Springfield           134         65%          154

Hunter's Chase           OH            Lima               135         33%          151

Conway Plantation        SC        Myrtle Beach           299         61%          157

Eagle Creek              TX            Tyler              174         44%          159

Regency Lakes            VA         Winchester            289         87%          196
-------------------------------------------------------------------------------------------
Active Expansion
Portfolio Subtotal                                      6,378       82.6%       $  253
===========================================================================================

Total                                                  43,800         92%       $  287
===========================================================================================

Item 3. Legal Proceedings

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

Chateau agreed to settle the Harbor, Niles, and ZSA actions brought in 1996 for $287,000 plus expenses not to exceed $25,000, subject to court approval. Reimbursement from Chateau's directors' and officers' liability insurer, Genesis Insurance Co., is being pursued in the amount of approximately $1.1 million which includes the amount of the settlement plus expenses incurred in the course of the defense and settlement of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters

Not Applicable

Item 6. Selected Financial Data

The following table sets forth summary financial information of the Company and its Predecessor for the periods and dates indicated.

                                                                                                                       Predecessor
                                                                                                                       -----------
                                                                                                        For the period
                                                                      For the Year Ended                November 23 -  January 1 -
                                                                         December 31,                   December 31,   November22,
In thousands, except per OP Unit data                   1997 (1)      1996         1995         1994         1993         1993
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Operating Data:
Revenues:
  Rental income                                        $ 134,801    $  67,233    $  61,558    $  47,318    $   4,577    $  38,242
  Management, interest and other income                    3,368          151          297          749          110          684
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Total revenues                                       138,169       67,384       61,855       48,067        4,687       38,926
Expenses:
  Property operating and
    administrative                                        56,053       26,870       24,410       19,944        1,867       16,909
  Depreciation                                            31,510       11,452       11,014        7,230          707        5,823
  Interest and related amortization                       25,918       12,962       12,452        5,996          576       12,101
  Reorganization costs                                                                                         1,699
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Total expenses                                       113,481       51,284       47,876       33,170        4,849       34,833
                                                       ---------    ---------    ---------    ---------    ---------    ---------
      Income (loss) before extraordinary
         Item                                             24,688       16,100       13,979       14,897         (162)       4,093
  Extraordinary item (2)                                                              (829)                   (2,738)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income (loss)                                    $  24,688    $  16,100    $  13,150    $  14,897    $  (2,900)   $   4,093
                                                       =========    =========    =========    =========    =========    =========

  Net income (loss) attributed to:
    General Partner                                    $  21,702    $   6,534    $   5,303    $   6,037    $  (1,183)          --
   Limited Partners                                        2,986        9,566        7,847        8,860       (1,717)          --
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                       $  24,688    $  16,100    $  13,150    $  14,897    $  (2,900)   $   4,093
                                                       =========    =========    =========    =========    =========    =========

Weighted average OP Units outstanding                     26,947       14,837       14,779       14,189       14,081

Earnings per OP Unit Data:
  Income (loss) before extraordinary
    item                                               $     .92    $    1.09    $     .95    $    1.05    $    (.01)
  Extraordinary item                                   $      --    $      --    $    (.06)   $      --    $    (.20)
  Net income (loss) - basic                            $     .92    $    1.09    $     .89    $    1.05    $    (.21)
  Net income (loss) - diluted                          $     .91    $    1.08    $     .89    $    1.05    $    (.21)
  Distributions declared                               $    1.72    $    1.62    $   1.525    $   1.425    $     .15

Cash Flow Data:
  Net cash provided by operating
    activities                                         $  54,545    $  29,755    $  28,097    $  22,584    $   4,980    $   8,659
  Net cash provided by (used in)
    financing activities                               $  21,088    $    (595)   $ (24,365)   $   7,056    $  15,591    $  (5,983)
  Net cash (used in) investing activities              $ (61,309)   $ (29,518)   $  (6,158)   $ (46,214)   $    (639)   $  (3,416)

Balance Sheet Data:
  Rental property, before accumulated
    depreciation                                       $ 836,175    $ 300,631    $ 276,423    $ 266,833    $ 151,069
  Rental property, net of accumulated
    depreciation                                       $ 723,861    $ 219,338    $ 206,555    $ 207,977    $  97,755
  Total assets                                         $ 782,738    $ 232,066    $ 212,034    $ 215,418    $ 120,524
  Total debt                                           $ 387,015    $ 168,315    $ 132,700    $ 132,747    $  52,831
  Total Partner's Capital                              $ 358,238    $  42,743    $  60,572    $  67,111    $  58,865

                                                                                                      Predecessor
                                                                                                      -----------
                                                                                       For the period
                                                            For the Year Ended         November 23 -  January 1 -
Other Data:                                                    December 31,            December 31,   November22,
Dollars in thousands                   1997 (1)      1996         1995         1994         1993         1993
                                      ---------    ---------    ---------    ---------    ---------    ---------
Total properties (at end of period)         131           47           44           43           33
Total sites (at end of period)           43,800       20,279       19,594       19,185       15,261
Weighted average occupied sites          38,053       18,889       18,051       14,913       14,025       14,025
Funds from operations (3)             $  55,962    $  27,460    $  24,898    $  22,015    $     536    $   9,822

      (1)   In February 1997, the Company completed the Merger with ROC. See
            Note 3 to the Consolidated Financial Statements for information regarding the merger.

      (2) The extraordinary items represent prepayment penalties and certain other related costs associated with the early extinguishment of debt.

      (3) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property and amortization of intangibles are the only non-cash adjustments. FFO
            (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                                                                      Predecessor
                                                                                                      -----------
                                                                                       For the period
                                                    For the Year Ended                 November 23 -  January 1 -
                                                        December 31,                   December 31,   November22,
In thousands                           1997 (1)      1996         1995         1994         1993         1993
                                      ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before
  extraordinary item                  $  24,688    $  16,100   $   13,979    $  14,897    $    (162)   $   4,093
Depreciation of rental
  property                               30,867       11,360       10,919        7,118          698        5,729
Amortization of intangibles                 407
                                      ---------    ---------   ----------    ---------    ---------    ---------

Funds from Operations                 $  55,962    $  27,460   $   24,898    $  22,015    $     536    $   9,822
                                      =========    =========   ==========    =========    =========    =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

The Company is the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company added 89 manufactured home communities to its portfolio over the three-year period ended December 31, 1997. At the end of this period, the Company's portfolio was comprised of 131 manufactured home communities containing 43,800 homesites in 28 states.

A substantial portion of the Company's growth since the beginning of 1995 can be attributed to the Company's Merger with ROC on February 11, 1997. The historical results of the Company in 1997 include the results of operations of ROC since February 1, 1997. In addition, as a result of the Merger, the Company acquired ROC's third-party property management operations and its taxable sales and brokerage subsidiary, CSI.

Company growth since the beginning of 1995 can also be attributed to increased operating results at existing communities, community expansions, new community development and additional acquisition activities.

Historical Results of Operations

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

For the year ended December 31, 1997, net income was $24,688,000, an increase of $8,588,000 from the year ended December 31, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC at the beginning of the period (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the year ended December 31, 1997 was $134,801,000, an increase of $67,568,000 from 1996. Approximately 80 percent of the increase was due to the Merger, and 9 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio.

Weighted average occupancy for the year ended December 31, 1997 was 38,053 sites compared with 18,889 sites for the same period in 1996. During 1997, the Company increased occupancy by nearly 400 sites, primarily in its active expansion communities. The occupancy rate for the total portfolio was 92.0 percent on approximately 43,800 sites as of December 31, 1997, compared to 94.4 percent on approximately 20,279 sites as of December 31, 1996. The decrease in the occupancy rate is due to the increase in available sites added through expansions of existing communities. The occupancy rate on the stabilized portfolio was 93.6 percent as of December 31, 1997. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $287 which is consistent with the same period of 1996. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $289 compared with $278 for the same period in 1996, an increase of 4.1 percent.

Management fee, interest and other income primarily include management fee income for the management of 32 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the year ended December 31, 1997 increased by $20,945,000 or 115 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 6.8 percent from approximately $80 in 1996 to approximately $86 in 1997. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in 1997.

Real estate taxes for the year ended December 31, 1997 increased by $5,090,000 or 105 percent from the year ended December 31, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $21.78 in 1997 compared to $21.42 in 1996, an increase of 1.7 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1997 increased due to the Merger. Administrative expense in 1997 was 5.0 percent of total revenues as compared to 5.7 percent in 1996.

Interest and related amortization costs increased for the year ended December 31, 1997 by $12,956,000, as compared with the year ended December 31, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.1 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which had a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the year ended December 31, 1997, increased $20.1 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

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

Rental revenue in 1996 was $67,233,000, an increase of $5,675,000 or 9.2 percent from 1995. Approximately 2.3 percent of the increase was due to the acquisitions of three communities in 1996 and one in 1995; 3.9 percent represented the effect of annual rent increases in the Core 1995 Portfolio; 1.8 percent was due to increased occupancy in the Core 1995 Portfolio and 1 percent was due to an increase in amenity income. Weighted average occupancy for the year ended December 31, 1996, was 18,889 sites, or 4.6 percent higher than weighted average occupancy for the year ended December 31, 1995. Weighted average occupancy increased in 1996 due to the 1996 and 1995 acquisitions and the filling of 265 additional sites that were either vacant at January 1, 1996 or developed in 1996. The occupancy rate was 94.4 percent on 20,279 sites as of December 31, 1996, as compared with 94.3 percent on 19,594 sites as of December 31, 1995. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1996 increased to $285 from $277 in 1995 or 3.2 percent due to rental increases in the Core 1995 Portfolio in 1996.

The increase in amenity income of approximately $600,000 was due primarily to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an equity owner of the Company, in order to permit Chateau's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, Chateau received a ruling from the Internal Revenue Service allowing Chateau to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations.

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

Interest and related amortization costs increased for the year ended December 31, 1996, by $510,000, as compared with the year ended December 31, 1995. The increase is attributable to the indebtedness incurred to finance the 1996 acquisitions of three communities and one in 1995, as well as the investment in a joint venture with ROC that owns six development communities. Interest expense also increased due to the financing of the Company's repurchase and retirement of 450,000 shares of its common stock in connection with the Merger. Interest expense as a percentage of average debt outstanding decreased to approximately
8.1 percent in 1996 from approximately 8.9 percent in 1995.

Depreciation expense for the year ended December 31, 1996, increased $438,000 from the same period a year ago. The increase is due to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1996 remained relatively unchanged from 1995.

Liquidity and Capital Resources

Net cash provided by operating activities was $54,545,000 for the year ended December 31, 1997, compared to $29,755,000 for the year ended December 31, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income as a result of the Company's larger size.

Net cash provided by financing activities for the year ended December 31, 1997, was $21,088,000. This amount includes net proceeds of $102 million received from the issuance of senior notes and proceeds of $25,477,000 from the issuance of 984,423 OP Units to certain OP Unitholders at the time of the Merger. Use of cash included distributions made to OP Unitholders of $42,111,000; the payment of $19,851,000 to repurchase and retire 750,000 OP Units in connection with the Merger, and net payment on the line of credit of $45,834,000 with the proceeds from the senior notes. The units purchased in 1997 and 1996 as a part of the Merger were purchased at an average price of approximately $25.75.

Net cash used in investing activities for the year ended December 31, 1997 was $61,309,000. This amount primarily represented the acquisition of four communities, payment of merger costs, joint venture investments, advances to CSI, capital expenditures and construction and development costs. The acquisition of the four communities for an aggregate purchase price of $20 million was financed by $19.5 million borrowed on the Company's line of credit and $500,000 through the issuance of 16,480 OP Units. The Company invested approximately $4 million in cash in other joint ventures. The Company also advanced approximately $9 million to CSI. For the year ended December 31, 1997, construction and development costs approximated $8.1 million, while recurring property capital expenditures, other than construction and development costs, were approximately $3.7 million. Recurring property capital expenditures in 1997 increased significantly over the same period in 1996, due to the increased number of communities in the Company's portfolio. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In July 1997, the Company entered into two new credit facilities with the First National Bank of Chicago and other lenders, consisting of a $25 million term loan and a $75 million revolving line of credit (the "First Chicago Credit Facilities"). Effective July 1997, the interest rate on the revolving credit facility was reduced to LIBOR plus 110 basis points (from LIBOR plus 150 basis points). In addition, in September 1997, the Company secured a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points (the "CNB Facility" and , together with the First Chicago Credit Facilities, the "Credit Facilities"). As of December 31, 1997, approximately $25 million was outstanding under the Credit Facilities and the Company had available $82.5 million in additional borrowing capacity.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)" ) due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102.0 million. The net proceeds from the MOPPRS(SM) were utilized primarily to reduce outstanding balances under the Credit Facilities and to finance acquisitons. The MOPPRS(SM) are rated as "BBB" by Standard & Poor's Rating Service and "Baa3" by Moody's Investors Service.

In connection with the issuance of the MOPPRS(SM), the Company and Chateau entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the Remarketing Dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the Remarketing Dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

As of December 31, 1997, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 4 years, respectively, and $114 million of secured mortgage debt with a weighted average interest rate and maturity of 7.95 percent and 2.5 years, respectively.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the issuance of additional equity or debt securities and the assumption of existing secured or unsecured indebtedness.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

In January 1998, the Company completed the acquisition of 16 properties, in Connecticut, South Carolina, and Florida, containing approximately 2,333 homesites and 1,359 park/model RV sites, for a total of approximately $55.4 million. These acquisitions were financed by $33.7 million in borrowings under the Company's line of credit, the issuance of 412,480 OP Units and $5.7 million in cash available from the proceeds of the December 1997 Debt Offering. Nine of the above communities, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long-term ground leases.

In February 1998, Chateau received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were contributed to the Company, in exchange for the issuance of 1,850,000 OP Units, and were used to reduce outstanding balances under the Company's line of credit from the January 1998 acquisitions and for the March 1998 acquisitions.

In March 1998, the Company completed the acquisition of 6 properties, 1 in Michigan and 5 in Indiana, containing approximately 1,500 homesites, for a total of approximately $36.7 million. These acquisitions were financed by the issuance of common stock in February 1998 and by borrowings on the Company's line of credit. In addition, CSI purchased a 60 percent interest in three retail sales centers in Indiana, for approximately $1.2 million.

Inflation

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

New Accounting Standards

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement.

Year 2000 Compliance

The Company is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Company believes that the additional costs for compliance will not be material to future results of operations, financial condition or cash flows of the Company.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property and amortization of intangibles are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles;
(ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                    For the year
                                                  ended December 31,
                                   -----------------------------------------
                                     1997            1996             1995
                                   --------        --------         --------
Income before extraordinary item   $ 24,688        $ 16,100         $ 13,979
Depreciation of rental property      30,867          11,360           10,919
Amortization of intangibles             407              --               --
                                   --------        --------         --------
Funds from operations              $ 55,962        $ 27,460         $ 24,898
                                   ========        ========         ========

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Partners of CP LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of CP LIMITED PARTNERSHIP (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule as identified in item 14(a)(2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the management of CP LIMITED PARTNERSHIP. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CP LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 4, 1998, except for Note 15
for which the date is March 10, 1998

                             CP LIMITED PARTNERSHIP
                       CONDSOLIDATED STATEMENTS OF INCOME

                                                    For the Year Ended
                                                       December 31,
In thousands, except per OP Unit data           1997       1996       1995
                                              --------   --------   --------
Revenues:
  Rental income                               $134,801   $ 67,233   $ 61,558
  Management, interest and other income          3,368        151        297
                                              --------   --------   --------
                                               138,169     67,384     61,855
Expenses:
  Property operating and maintenance            39,146     18,201     16,021
  Real estate taxes                              9,946      4,856      4,523
  Depreciation                                  31,510     11,452     11,014
  Administrative                                 6,961      3,813      3,866
  Interest and related amortization             25,918     12,962     12,452
                                              --------   --------   --------
                                               113,481     51,284     47,876
                                              --------   --------   --------
    Income before extraordinary
      Item                                      24,688     16,100     13,979
  Extraordinary charge from early
    extinguishment of debt                          --         --       (829)
                                              --------   --------   --------

    Net income                                $ 24,688   $ 16,100   $ 13,150
           Net income (loss) attributed to:
           General partner                    $ 21,702   $  6,534   $  5,303
           Limited partner                       2,986      9,566      7,847
                                              --------   --------   --------
                                              $ 24,688   $ 16,100   $ 13,150
                                              ========   ========   ========

Basic earnings per OP Unit:
     Income before extraordinary item         $    .92   $   1.09   $    .95
     Extraordinary item                             --         --       (.06)
                                              --------   --------   --------
     Net Income                               $    .92   $   1.09   $    .89
                                              ========   ========   ========

Diluted earnings per OP Unit:
     Income before extraordinary item         $    .91   $   1.08   $    .94
    Extraordinary item                              --         --       (.05)
                                              --------   --------   --------
    Net Income                                $    .91   $   1.08   $    .89
                                              ========   ========   ========
Distributions declared per OP Unit
     outstanding                              $   1.72   $   1.62   $  1.525
                                              ========   ========   ========

Weighted average OP Units outstanding           26,947     14,837     14,779
                                              ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31
Dollars in thousands, except per OP Unit data                     1997       1996
                                                                --------   --------
Assets
Rental property:
  Land                                                          $111,832   $ 33,821
  Land and improvements for expansion sites                       14,437      1,988
  Manufactured home community improvements                       647,388    239,514
  Community buildings                                             44,406     17,607
  Furniture and other equipment                                   18,112      7,701
                                                                --------   --------
  Total rental property                                          836,175    300,631

    Less accumulated depreciation                                112,314     81,293
                                                                --------   --------

      Net rental property                                        723,861    219,338

Cash and cash equivalents                                         14,910        586
Rents, notes and other receivables                                11,079      3,157
Investment in and advances to affiliates                          21,646      3,408
Prepaid expenses and other assets                                 11,242      5,577
                                                                --------   --------
      Total assets                                              $782,738   $232,066
                                                                ========   ========

Liabilities
Debt                                                            $387,015   $168,315
Accrued interest payable                                           3,909      2,796
Accounts payable and other accrued expenses                       15,848      7,489
Rents received in advance and security deposits                    5,580      4,852
Distributions payable                                             12,148      5,871
                                                                --------   --------

      Total liabilities                                          424,500    189,323

Partners' Capital, Unlimited Authorized Units:
     28,250,803 and 14,497,270 OP Units outstanding at December 31, 1997 and 1996 respectively

            General Partner                                      322,966     16,191
            Limited Partners                                      35,272     26,552
                                                                --------   --------

                 Total partners' capital                         358,238     42,743
                                                                --------   --------

                      Total liabilities and partners' capital   $782,738   $232,066
                                                                ========   ========

    The accompanying notes are an integral part of the financial statements.

                                               CP LIMITED PARTNERSHIP
                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

Dollars in thousands, except per OP Unit data.                   For the Year Ended
                                                                    December 31,
                                              1997                      1996                     1995
                                     ----------------------    ----------------------    ---------------------
                                      General      Limited      General      Limited      General     Limited
Partners' Capital
  Balance at beginning of period        16,191       26,552    $  24,308    $  36,264    $  25,542   $  41,569
  Net Income                            21,702        2,986        6,534        9,566        5,303       7,847
  Issuance of units in connection
    with the Merger                    359,780
  Issuance of units at fair market
    value                                7,517          660          239        1,964          150       3,434
  Transfer from limited
    partners to general
    partners resulting from
    issuance of OP Units                (9,819)       9,819        6,031       (6,031)       2,237      (2,237)
  OP Units reacquired and
    retired                            (28,687)                  (11,239)        (923)                    (882)
  Distributions declared
    $1.72 in 1997, $1.62 in
    1996 and $1.525 in 1995            (43,643)      (4,745)      (9,703)     (14,279)      (9,164)    (13,377)
  Other                                    (75)                       21                       150
                                     ---------    ---------    ---------    ---------    ---------   ---------

  Balance at end of period           $ 322,966    $  35,272    $  16,191    $  26,552    $  24,308   $  36,264
                                     =========    =========    =========    =========    =========   =========

    The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Year Ended
                                                               December 31,
In thousands                                          1997         1996         1995
                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                       $  24,688    $  16,100    $  13,150
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Extraordinary item                                                   --          829
  Depreciation and amortization                       31,510       11,452       11,014
  Amortization of debt issuance costs                    480          437          538
  Decrease (increase) in operating assets              1,495         (562)         (77)
  Increase (decrease) in operating liabilities        (3,628)       2,328        2,643
                                                   ---------    ---------    ---------
  Net cash provided by operating activities           54,545       29,755       28,097
                                                   ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of Senior Notes             102,630           --       74,866
  Borrowings on line of credit                      (105,111)      36,750
  Payments on line of credit                        (150,945)                  (30,000)
  Principal payments on mortgages                     (1,596)      (1,135)     (45,066)
  Prepayment penalties                                    --           --         (667)
  Payment of debt issuance costs                        (895)        (234)        (954)
  Distributions to OP Unitholders                    (42,111)     (24,065)     (21,982)
  OP Units repurchased                               (19,851)     (12,171)        (882)
  Proceeds from the issuance of OP Units              25,477           --           --
  Other                                                3,268          260          320
                                                   ---------    ---------    ---------
    Net cash provided by (used in)
    financing activities                              21,088         (595)     (24,365)
                                                   ---------    ---------    ---------

Cash flows from investing activities:
  Acquisition of rental properties                   (22,655)     (21,727)      (2,766)
  Disposition of rental property                       2,455           --           --
  Additions to rental properties                     (15,544)      (4,731)      (3,392)
  Investment in joint ventures                        (4,259)          --           --
  Advances to Community Sales, Inc. ("CSI")           (8,849)          --           --
  Merger costs                                       (12,457)      (3,060)          --
                                                   ---------    ---------    ---------
    Net cash used in investing activities            (61,309)     (29,518)      (6,158)
                                                   ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents      14,324         (358)      (2,426)
Cash and cash equivalents, beginning of period           586          944        3,370
                                                   ---------    ---------    ---------

Cash and cash equivalents, end of period           $  14,910    $     586    $     944
                                                   =========    =========    =========

Supplemental information:
  Cash paid for interest                           $  24,325    $  12,176    $   9,987
                                                   =========    =========    =========
  Fair market value of OP Units issued
    for acquisitions                               $   3,683    $   1,964    $   3,434
                                                   =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1. Organization and Formation of Company:

The Company is a limited partnership and was formed by Chateau Communities, Inc. ("Chateau"), a real estate investment trust ("REIT"), as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. In 1997, the Company merged with ROC Communities, Inc, (ROC). Chateau is engaged in the business of owning and operating manufactured housing community properties primarily through the Company. As of December 31, 1997, the Company owned 131 properties containing an aggregate of 43,800 homesites, located in 28 states. Approximately 29 percent of these homesites were in Florida and 27 percent were in Michigan. The Company also fee managed 31 properties containing an aggregate of 6,500 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its subsidiaries. Chateau and ROC are the general partners, and as such, Chateau has unilateral control and complete responsibility for management of the Company, including the right and power to make all decisions and actions with respect to the acquisition, mortgage and sale of properties and the other business affairs of the Company. As of December 31, 1997, Chateau owned on a combined basis, a 90 percent general partner interest. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of December 31, 1997 is identical to the accompanying balance sheet of the Company, except as follows:

                                                               (in 000,s)
                                          ---------------------------------------------------

                                            As Presented                         Chateau
                                               Herein                       Communities,Inc.
                                          December 31, 1997   Adjustments   December 31, 1997
                                          -----------------   -----------   -----------------
Minority Interest                                             $  35,272         $  35,272

General partner                               $ 322,966        (322,966)
Limited partner                                  35,272         (35,272)
Common Stock                                                                          255
Additional paid-in capital                                                        356,780
Dividends in excess of
  accumulated earnings                                                            (33,174)
Notes receivables, officers                                                           895
                                              ---------                         ---------

  Partners' equity/Shateholders' equity       $ 358,238                         $ 322,966
                                              =========                         =========

All significant inter-entity balances and transactions have been eliminated in consolidation.

                             CP LIMITED PARTNERSHIP

                                     -------

2. Summary of Significant Accounting Policies Continued:

Investments in and Advances to Affiliates

The Company conducts manufactured home sales and brokerage activities through its taxable subsidiary Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow. The Company accounts for its investment in CSI utilizing the equity method of accounting.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves the use of certain management estimates and assumptions that affect reported amounts and disclosures, such as the useful lives of rental properties. Actual results could differ from those estimates.

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

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                                Estimated Useful
Class of Asset                                                    Lives (Years)
--------------                                                    -------------
Manufactured home community improvements                            20 to 30
Community buildings                                                 25 to 30
Furniture and other equipment                                        4 to 10

                             CP LIMITED PARTNERSHIP

                                     -------

2. Summary of Significant Accounting Policies Continued:

Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on projects during periods of construction. Interest capitalized by the Company during 1997 was $708,000.

Income Taxes

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns, therefore, no provision for income taxes is indicated in the accompanying financial statements.

Per OP Unit data

Basic earnings per OP Unit are computed based upon the weighted average number of OP Units outstanding during the period. Diluted earnings per OP Unit are computed assuming the exercise of all outstanding stock options of Chateau, which would have a dilutive effect, resulting in the issuance of an OP Unit to Chateau for each option exercised. The conversion of an OP Unit to a share of Chateau's common stock has no effect on earnings per OP Unit or OP Units outstanding.

Stock-Based Compensation

During 1996 the Company adopted SFAS No. 123 for "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the disclosure method as permitted and required by SFAS No. 123 is presented in Note 8.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

                             CP LIMITED PARTNERSHIP

                                     -------

3. Summary of Significant Accounting Policies Continued:

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation. These reclassifications have no impact on net operating results previously reported.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values. The carrying value of debt approximates fair value.

Debt Issuance Costs

Costs incurred related to obtaining financing such as service and commitment fees are deferred and are amortized over the term of the related commitment/loans. These costs net of accumulated amortization are included in prepaid expenses and other assets in the accompanying balance sheets.

2. Merger with ROC Communities, Inc.

On February 11, 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

In connection with the Merger, the related transactions occurred

- The Company repurchased and retired 1,200,000 OP Units from Chateau, of which 750,000, and 450,000 were repurchased in 1997 and 1996, respectively

- ROC purchased 350,000 shares of common stock of Chateau, in 1996, which was retired, along with an equivalent number of units, at the time of the Merger

- The Company issued 1.042 OP Units to Chateau, to reflect an equivalent number of shares issued by Chateau, for each share of ROC stock outstanding

- The Company paid a distribution equal to .0326 OP Units per OP Unit outstanding, to reflect an equivalent stock dividend by Chateau

                             CP LIMITED PARTNERSHIP

                                     -------

3. Merger with ROC Communities, Inc. Continued

- Certain limited partners converted 6,170,908 OP Units into common shares, which results in those units being held by Chateau. These limited partners waived their right to receive the above distribution with respect to those OP Units exchanged and as a result it was re-allocated, resulting in a distribution to the general partners of .068 shares of common stock

- These exchanging limited partners purchased 984,423 additional shares of common stock from Chateau at $25.88 per share and Chateau purchased the same number of units from the Company with these proceeds.

The total price of $351 million was allocated as follows:

      Rental property                                $  501.3
      Net working capital                                15.8
      Debt assumed                                     (166.1)
                                                     --------
                                                     $  351.0
                                                     ========

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisitions of 14 properties made in 1996 by the Company and ROC had occurred on January 1, 1996. No adjustments were made for the 1997 acquisitions made by the Company. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.

(In thousands, except per OP Unit data)              1997                  1996
                                                     ----                  ----
Revenues                                         $ 142,600             $ 132,800
                                                 ==========            =========
Total expenses                                   $  117,500            $ 113,200
                                                 ==========            =========
Net income                                       $   25,100            $  19,600
                                                 ==========            =========
Per OP Unit                                      $      .89            $     .70
                                                 ==========            =========

                             CP LIMITED PARTNERSHIP

                                     -------

4. Equity Transactions

The following table presents the changes in the Company's outstanding OP Units for the years ended December 31, 1997, 1996, and 1995.

                                                            1997          1996          1995
                                                            ----          ----          ----
OP Units outstanding at January 1                        14,497,270    14,886,214    14,758,185
Units repurchased and retired                            (1,100,100)     (493,334)      (44,085)
Units issued  in exchange for ROC
  common stock outstanding                               13,109,941
Units issued in connection with the dividend                397,198
Units issued to certain OP Unitholders for cash             984,423
Units issued through stock awards, sales to key
  employees and the exercise of Chateau stock options       238,478        15,000        10,500
Units issued in connection with acquisitions                123,593        89,390       161,614
                                                         ----------    ----------    ----------
OP Units outstanding at December 31                      28,250,803    14,497,270    14,886,214
                                                         ==========    ==========    ==========

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

(in thousands, except per OP Unit data)      For the year ended December 31,
                                         1997             1996             1995
                                         ----             ----             ----
Basic EPS:

    Net income ......................  $24,688          $16,100          $13,150
    OP Units ........................   26,947           14,837           14,779
    Per Unit ........................  $   .92          $  1.09          $   .89

Diluted EPS:

   Net income .......................  $24,688          $16,100          $13,150
   OP Units (1) .....................   27,192           14,957           14,825
   Per Unit .........................  $   .91          $  1.08          $   .89

(1) Represents the weighted average OP Units outstanding, as well as dilutive Chateau stock options

                             CP LIMITED PARTNERSHIP

                                     -------

4. Acquisitions of Rental Property:

(in thousands)                                                           Amount        Fair Market
                                                                        Allocated      Value of OP
          Acquisition                 Property Name                     to Assets         Units
             Date                     and Location                      Acquired         Issued       Cash
          -----------                 -------------                     --------         ------       ----
Acquisitions - 1997:
February, 1997               75 communities acquired through the
                             Merger with ROC                            see note 3

November, 1997               Purchase of 4 communities in
                             Boston, Massachusetts                      $20,000          $   500     $  19,500

Various                      Investment in joint ventures (2)           $ 4,259          $    --     $   4,259

--------------------------------------------------------------------------------------------------------------
Acquisitions - 1996
March, 1996                  Chestnut Creek Farm-
                             Davison, MI                                $ 3,400                      $   3,400

May, 1996                    Maple Valley and Maple Ridge-
                             Manteno, IL                                $ 5,800          $ 1,000     $   4,800

September, 1996              Joint venture with ROC
                             purchase of six
                             communities in six states (1)              $10,300                      $  10,300

Various                      Other joint ventures (2)                   $ 4,200          $ 1,000     $   3,200

--------------------------------------------------------------------------------------------------------------
Acquisitions - 1995:

September, 1995              Hidden Valley
                             Lake Buena Vista, FL                       $ 6,200          $ 3,400     $   2,800

                             CP LIMITED PARTNERSHIP

                                     -------

5. Acquisitions of Rental Property Continued:

      (1) Represents a 50 percent interest in a joint venture with ROC accounted for as a property acquisition and included in rental properties. After the merger with ROC in February, the Company now owns 100% of these properties.

      (2) In connection with a joint venture, the Company may guarantee up to $8 million of debt in return for a guarantee fee. As of December 31, 1997, the Company has guaranteed $8 million of debt.

In September 1997, the Company completed the acquisition of Windsor, the general partner of five partnerships and advisor to one REIT owning 28 manufactured home communities (containing 5,700 homesites), all of which had been managed by ROC on a fee basis since 1993 and by the Company since the Merger. The acquisition was financed with the issuance of 101,239 OP Units and $750,000 in cash.

6. Investments in and Advances to Affiliates:

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                                     1997      1996
                                                                     ----      ----
                                                                      (in thousands)
Investments in and amounts due from Community Sales, Inc. ("CSI")   $12,950        --
Investments in and amounts due from joint ventures                  $ 8,696   $ 3,408
                                                                    -------   -------
                                                                    $21,646   $ 3,408
                                                                    =======   =======

                             CP LIMITED PARTNERSHIP

                                     -------

7. Financing:

The following table sets forth certain information regarding debt at December
31:

                            Weighted                        Principal Balance
                             Average        Maturity        -----------------
                          Interest Rate      Date           1997         1996
                          -------------      ----           ----         ----
                                                              (in thousands)

Fixed rate mortgages              7.95%     1998-2011     $113,969     $ 54,441
Unsecured Senior Notes            7.52%          2003       70,000           --
Unsecured Senior Notes            8.75%          2000       75,000       75,000
Unsecured Senior Notes            6.92%          2004      100,000           --
Unsecured line of credit          6.75%          1999       25,000       36,750
Other notes payable                                          3,046        2,124
                                                          --------     --------
                                                          $387,015     $168,315
                                                          ========     ========

At December 31, 1997, the Company had a $100 million line of credit arrangement, including a $25 million term loan, with First National Bank of Chicago/NBD acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 110 basis points. At December 31, 1997, there was $25 million in borrowings outstanding under the term loan. The line matures in May 1999 and the term loan matures May 1998. The terms of the line of credit provide for the payment of a fee on the average daily unused amount of the line of credit. In addition, in September 1997, the Company secured a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1997, approximately $25 million was outstanding under the Company's line of credit and the Company had available $82.5 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)" ) due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102.0 million. The additional $2 million represents a payment made by the Remarketing Dealer for the right to remarket the securities in 2004. This amount will be amortized over the life of the related debt.

                             CP LIMITED PARTNERSHIP

                                     -------

7. Financing Continued:

In connection with the issuance of the MOPPRS(SM), the Company and Chateau entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the remarketing dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1997 (in thousands) is as follows:

Years Ending
December 31,
------------
  1998                                                                  $  2,884
  1999                                                                    19,938
  2000                                                                   164,581
  2001                                                                       125
  2002                                                                       136
Thereafter                                                               171,305
                                                                        --------
                                                                        $358,969
                                                                        ========

                             CP LIMITED PARTNERSHIP

                                     -------

8. Stock Option Plan:

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the year ended December 31, 1996. The Company measures compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

Chateau's 1997 Equity Compensation Plan and 1993 Long Term Incentive Stock Plan (the "Plans") provide for up to 950,000 shares of common stock that may be granted to directors, executive officers and other key employees. The proceeds received by Chateau from the issuance of Chateau's common stock are contributed to the Company in exchange for the issuance of the same number of OP Units to Chateau. The Plan provides for the grant of options restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at "fair market value" which represents the quoted market price of Chateau's common stock on the date of grant. The Compensation Committee will determine the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                          1997                  1996                      1995
                                                     -------------------------------------------------------------------
                                                          Weighted-                 Weighted-                  Weighted-
                                                           Average                   Average                    Average
                                             Shares         Price        Shares       Price         Shares       Price
                                            ---------      -------      -------      --------      -------      ------
Shares subject to option:
Outstanding at beginning of year              735,300      $ 21.66      454,150      $  20.08      193,000      $20.43

Granted (1)                                    60,000        25.62      308,150         23.99      315,550       19.82

Issued in connection with the merger (2)      557,334        21.06

Exercised                                    (155,228)       21.00      (11,250)        21.21       (7,500)      20.00

Forfeited                                          --           --      (15,750)        22.11      (46,900)      19.74
                                            ---------      -------      -------      --------      -------      ------

Outstanding at end of year                  1,197,406      $ 21.66*     735,300      $  21.66*     454,150      $20.08
                                            =========      =======      =======      ========      =======      ======

Options exercisable at year-end             1,182,406           --      176,287                     74,000
                                            =========                   =======                    =======
Options available for grant at year-end       811,200           --      238,900                    535,350
                                            =========                   =======                    =======
Weighted average remaining
  contractual life (in years)                     7.3           --          8.2                        8.4
                                            =========                   =======                    =======

(1) The options granted do not include the grant of 80,000 shares of restricted stock to executive officers of Chateau.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for the 6.8 percent stock dividend paid on Chateau's common stock, also in connection with the Merger.

* Ranging in price from $18.18-$29.94 and $19.50 - $24.25 at December 31, 1997 and 1996, respectively.

                             CP LIMITED PARTNERSHIP

                                     -------

9. Stock Option Plan Continued:

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used for options granted in:

                                               1997        1996        1995
                                               ----        ----        ----
Estimated fair value per share of
  options granted during the year             $ 3.58      $ 3.39      $ 2.72

                                               1997        1996        1995
                                               ----        ----        ----
         Assumptions:
          Annualized dividend yield              6.1%        6.7%        7.6%
          Common Stock price volatility         20.0%       20.0%       20.0%
          Risk-free rate of return              6.35%       6.56%       7.57%
          Expected option term (in years)         10          10          10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1997, 1996 and 1995 consistent with the method prescribed by SFAS 123, net income and net income per OP Unit would have been:

                                          1997            1996               1995
                                          ----            ----               ----
Net income                         $   22,854,000     $   15,911,000     $   13,063,000
Net income per OP Unit-basic       $          .85     $         1.07     $          .88
Net income per OP Unit-diluted     $          .84     $         1.06     $          .88

10. Savings Plan:

The Company has two qualified retirement plans designed to qualify under Section 401 of the Internal Revenue Code (the "Plan"). The Plans allow the employees of the Company to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $421,000, $300,000 and $275,000 to the 401(k) Plan for the Plan years ended December 31, 1997, 1996 and 1995, respectively.

                             CP LIMITED PARTNERSHIP

                                     -------

11. Related Party Transactions:

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The office lease expires November 2001. For the year ended December 31, 1995 net lease income of approximately $695,000 was recognized from a ground lease with a corporation wholly owned by an equity owner to the Company.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of Chateau's directors. During 1997, CSI purchased approximately 94 homes for a cost of $2.2 million. In certain instances, the Company finances the purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director . As of December 31, 1997 the Company has a payable to Vanderbilt for $656,000.

In addition, when CSI sells these homes, the purchaser often finances them with Vanderbilt. In certain cases, Vanderbilt has recourse to the Company if these loans are not repaid. As of December 31, 1997 there is a total of $11.7 million of such amounts that are recourse to the Company.

As of December 31, 1997 the Company has a receivable of $3.3 million from a partnership with which several officers of Chateau are affiliated. The partnership owns a manufactured home community property that the Company has the option to purchase. The receivable is collateralized by the property and was approved by the directors of the Company who have no interest in the partnership.

12. Extraordinary Item - Early Extinguishment of Debt:

The extraordinary charge in the accompanying statements of income represent prepayment penalties and certain other related costs incurred in connection with the early extinguishment of debt.

13. Contingencies:

The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Company, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at December 31, 1997, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will be material to future results of operations, financial condition or cash flows of the Company.

                             CP LIMITED PARTNERSHIP

                                     -------

14. Quarterly Financial Information (Unaudited):

The following is quarterly financial information for the years ended December 31, 1997 and 1996; (Amounts in thousands except per OP Unit data.)

                                            First       Second        Third        Fourth
                                           Quarter     Quarter       Quarter       Quarter
                                          March 31,    June 30,   September 30,  December 31,
                                          ---------    --------   -------------  ------------
1997
Total revenues                            $ 29,376     $ 35,600     $ 36,560       $36,633
                                          ========     ========     ========       =======
Operating income (a)                      $ 17,693     $ 21,264     $ 21,395       $21,764
                                          ========     ========     ========       =======
Net income                                $  5,588     $  6,123     $  5,670       $ 7,307
                                          ========     ========     ========       =======
Weighted average OP Units outstanding       23,480       28,009       28,064        28,242
                                          ========     ========     ========       =======

Net income per OP Unit - basic (b)        $    .24     $    .22     $    .20       $   .25
                                          ========     ========     ========       =======
Net income per OP Unit - diluted (b)      $    .24     $    .22     $    .20       $   .25
                                          ========     ========     ========       =======

1996
Total revenues                            $ 16,391     $ 16,829     $ 16,983       $17,181
                                          ========     ========     ========       =======
Operating income (a)                      $ 10,132     $  9,685     $  9,992       $10,705
                                          ========     ========     ========       =======
Net income                                $  4,321     $  3,599     $  3,955       $ 4,225
                                          ========     ========     ========       =======
Weighted OP Units outstanding               14,887       14,896       14,936        14,630
                                          ========     ========     ========       =======

Net income per OP Unit -  basic (b)       $    .29     $    .24     $    .26       $   .29
                                          ========     ========     ========       =======
Net income per OP Unit - diluted (b)      $    .29     $    .24     $    .26       $   .29
                                          ========     ========     ========       =======

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

                             CP LIMITED PARTNERSHIP

                                     -------

15. Subsequent Events:

In January 1998, the Company completed the acquisition of 16 properties, in Connecticut, South Carolina, and Florida, containing approximately 2,333 homesites and 1,359 park/model RV sites, for a total of approximately $55.4 million. These acquisitions were financed by $33.7 million in borrowings under the Company's line of credit, the issuance of 412,480 OP Units and $5.7 million in cash available from the proceeds of the December 1997 Debt Offering. Nine of the above communities, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long-term ground leases.

In February 1998, Chateau received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were contributed to the Company in exchange for the issuance of 1,850,000 OP Units, and were used to reduce outstanding balances under it's line of credit from the January 1998 acquisitions and for the March 1998 acquisitions.

In March 1998, the Company completed the acquisition of 6 properities, 1 in Michigan and 5 in Indiana, containing approximately 1,500 homesites, for a total of approximately $36.7 million. These acquisitions were financed by the issuance of Chateau's common stock in February 1998 and by borrowings on the Company's line of credit. In addition, CSI purchased a 60 percent interest in three retail sales centers in Indiana, for approximately $1.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Not Applicable

Item 11. Executive Compensation

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not Applicable

Item 13. Certain Relationships and Related Transactions

Not Applicable

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Financial Statements

            Report of Independent Accountants

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

            III - Real Estate and Accumulated Depreciation

      3.    Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

            Exhibit Description
            -------------------

3(i)        (a) Amended and Restated Agreement of Limited Partnership of CP
            Limited Partnership dated January 22, 1997.
4.1         (b) Form of Stock Certificate
4.2(i)      (f)Indenture dated as of December 19, 1997 between CP Limited
            Partnership and The First National Bank of Chicago, as supplemented
4.2(ii)     (f)First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of
            Chicago related to the $100,000,000 MadatOry Par Put Remarketed
            Securities(SM) ("MOPPRS(SM)") due December 10, 2014.
4.2(iii)    (f) Remarketing Agreement dated as of December 23, 1997 among
            Chateau Communities, Inc., CP Limited Partnership and the
            "Remarketing Dealer" named therein.
4.3*        $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP Limited
            Partnership.
4.4*        Note Purchase Agreement dated as of November 4, 1996, between
            Pacific Mutual and ROC Communities, Inc. for $70,000,000 in Senior
            Notes due November 4, 2003
4.5*        Deed to secure Debt and Security Agreement from ROCF, Inc. to
            Pacific Mutual, dated as of August 25, 1993
10.1        (b) Lease of 19500 Hall Road
10.2        (b) Form of Noncompetition Agreement (Boll and Allen)
10.3(i)     (e) Employment Agreement (McDaniel)
10.3(ii)    (e) Employment Agreement (Kellogg)
10.3(iii)   (e) Employment Agreement (Fischer)
10.3(iv)    (e) Employment Agreement (Grange)
10.3(v)     (e) Employment Agreement (Davis)
10.4        (g)Amended and restated agreement and plan of Merger between Chateau
            Properties, Inc., it's subsidiary and ROC Communities, Inc., dated
            September 17, 1996.
10.5        (a)1997 Equity Compensation Plan
10.6        (b) Long-Term Incentive Stock Plan
21          (d)List of Subsidiaries of Chateau Communities, Inc.
23          Consent of Coopers & Lybrand L.L.P.

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a) Incorporated by reference to the Exhibits filed with the Chateau Communities, Inc's. ("Chateau") Annual Report on Form 10-K filed with the Commission on March 20, 1998.

(b) Incorporated by reference to the Exhibits filed with Chateau's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with Chateau's Form 8-K filed with the Commission on May 23, 1997 .

(d) Incorporated by reference to the exhibits filed with Chateau's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to Chateau's Quarterly Report on Form 10Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to Chateau's Form 8-K filed with the Securities Exchange Commission on December 23, 1997.

(g) Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

b.    Reports on Form 8-K

      A report on Form 8-K was filed with the Securities Exchange Commission on December 10, 1997 and December 23, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 19th day of March, 1998.

                            CP LIMITED PARTNERSHIP
                            BY:  CHATEAU COMMUNITIES, INC.


                            By:/s/ Gary P. McDaniel
                            ---------------------------------
                            Gary P. McDaniel
                            Director and Chief Executive Officer
                            (Principal Executive Officer)


                            By:/s/ Tamara D. Fischer
                            ---------------------------------
                            Tamara D. Fischer
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1998.

        Signature                                      Title
        ---------                                      -----

/s/ John Boll                             Chairman of the Board of Directors
-------------------------------
John A. Boll

/s/C.G. Kellogg                           Director and President
-------------------------------
C.G. Kellogg

/s/Gary P. McDaniel                       Director and Chief Executive Officer
-------------------------------
Gary P. McDaniel

/s/Edward R. Allen                        Director
-------------------------------
Edward R. Allen

/s/Gebran S. Anton, Jr.                   Director
-------------------------------
Gebran S. Anton, Jr.

/s/James L. Clayton                       Director
-------------------------------
James L. Clayton

/s/Steven G. Davis                        Director
-------------------------------
Steven G. Davis

/s/James M. Hankins                       Director
-------------------------------
James M. Hankins

/s/Rhonda Hogan                           Director
-------------------------------
Rhonda Hogan

/s/James M. Lane                          Director
-------------------------------
James M. Lane

/s/Donald E. Miller                       Director
-------------------------------
Donald E. Miller

                             CP LIMITED PARTNERSHIP

                          FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      for the year ended December 31, 1997

                             CP LIMITED PARTNERSHIP

                          FINANCIAL STATEMENT SCHEDULE

                                                                           Pages
                                                                           -----

III. Real Estate and Accumulated Depreciation................................F-2

No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's financial statements or notes thereto.

                             CP LIMITED PARTNERSHIP
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Algoma                        Algoma Township, MI                          60                            66          1,951
Anchor Bay                    Ira Township, MI                            432         80              2,877         14,482
Atlanta Meadows               Atlanta, GA                         554     625        435                  -             11
Audubon                       Orlando, FL                                 281        296                  2          2,907
Avon                          Rochester Hills, MI                         621        484                640          6,946
Bermuda Palms                 Indio, CA                                 1,291      2,477                 -              50
Breazeale                     Laramie, WY.                      1,094     251      1,618                 -              11
Buena Vista                   Fargo, ND                                   713      6,248                 -              58
Butler Creek                  Augusta, GA                               1,238      2,309                 -              53
Camden Point                  Kingsland, GA                               466      1,701                 -              21
Casa Linda                    Las Vegas, NV.                      849     586      1,659                 -              31
Castlewood Estates            Mabelton, GA                                656      2,918                 -              95
Casual Estates                Syracuse, NY                      9,208   2,135     14,324                 -             145
Cedar Knolls                  Minneapolis, MN                           1,217     11,006                 -              43
Central Office                Englewood, CO                                -          -                  80          4,081
Chesterfield                  Chesterfield Township, MI                   405         -                 262          2,051
Chestnut Creek                Davison, MI                                 274         -                  -           3,280
Cimarron Park                 St. Paul, MN                              1,424     12,882                 -             128
Clinton                       Clinton Township, MI                        989         -                 430          5,415
Coach Royale                  Boise, ID                                   197      1,065                                11
Colonial                      Kalamazoo, MI                               816        195                  4          7,533
Colonial Coach                Riverdale, GA                             1,052      4,277                 -              60
Colony Cove                   Ellenton, FL                              5,683     28,256                 -             129
Columbia Heights              Grand Forks, ND                             588      5,282                 -              47
Conway Circle                 Orlando, FL                         931     544        864                 -               3
Conway Plantation             Conway, SC                                  428      3,696                 -              -
Country Estates               Spring Lake Township, MI                     30         -                  -           1,810
Countryside Great Falls       Great Falls, MT                     629     361      1,650                 -             (36)
Countryside Village Denver    Denver, CO                                1,459      4,384                 -              33
Countryside Village Jackson.  Jacksonville, FL                            962      4,796                 -             110
Countryside Village Longmont  Longmont, CO                              1,481      4,455                 -              12
Cranberry Lake                White Lake Township, MI                     432        220                 -           2,748
Crestview                     Stillwater, OK                      689     362        963                 -             (28)
Crystal Lake                  Zephryhills, FL                           1,323      2,239                 -             119
Del Tura                      Fort Myers, FL                   32,747   4,360     50,508                420          3,120
Eagle Creek                   Tyler, TX                                 1,291      1,761                299            277
Eastridge                     San Jose, CA                              2,476      4,671                 -               5
Eldorado                      Daytona Bch, FL                     967     408      1,248                 -              22
Emerald Lake                  Punta Gorda, FL                             399      1,150                 -             224
Fairways Country Club         Orlando, FL                                 955      5,823                  8          1,553
Ferrand Estates               Wyoming, MI                                 257      1,579                 -             219
Forest Lake Estates           Spring Lake Township, MI                    414      2,293                 18            368


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   ---------------------------------------
Algoma                        Algoma Township, MI                126      1,951      2,077       758            1974(C)
Anchor Bay                    Ira Township, MI                 3,309     14,562     17,871     6,542            1968(C)
Atlanta Meadows               Atlanta, GA                        625        446      1,071        20            08/25/93(A)
Audubon                       Orlando, FL                        283      3,203      3,486     1,521            1988(A)
Avon                          Rochester Hills, MI              1,261      7,430      8,691     4,778            1988(A)
Bermuda Palms                 Indio, CA                        1,291      2,527      3,818        87            08/29/94(A)
Breazeale                     Laramie, WY.                       251      1,629      1,880        50            08/25/93(A)
Buena Vista                   Fargo, ND                          713      6,306      7,019       847            1994(A)
Butler Creek                  Augusta, GA                      1,238      2,362      3,600        84            08/25/93(A)
Camden Point                  Kingsland, GA                      466      1,722      2,188        59            08/25/93(A)
Casa Linda                    Las Vegas, NV.                     586      1,690      2,276        58            08/25/93(A)
Castlewood Estates            Mabelton, GA                       656      3,013      3,669       106            2/1/97(A)
Casual Estates                Syracuse, NY                     2,135     14,469     16,604       598            08/25/93(A)
Cedar Knolls                  Minneapolis, MN                  1,217     11,049     12,266     1,514            1994(A)
Central Office                Englewood, CO                       80      4,081      4,161       974
Chesterfield                  Chesterfield Township, MI          667      2,051      2,718     1,576            1969(C)
Chestnut Creek                Davison, MI                        274      3,280      3,554       241            1996(A)
Cimarron Park                 St. Paul, MN                     1,424     13,010     14,434     1,768            1994(A)
Clinton                       Clinton Township, MI             1,419      5,415      6,834     4,440            1969(C)
Coach Royale                  Boise, ID                          197      1,076      1,273        43            01/01/94(A)
Colonial                      Kalamazoo, MI                      820      7,728      8,548     4,766            1985(A)
Colonial Coach                Riverdale, GA                    1,052      4,337      5,389       157            2/1/97(A)
Colony Cove                   Ellenton, FL                     5,683     28,385     34,068       992            08/02/94(A)
Columbia Heights              Grand Forks, ND                    588      5,329      5,917       711            1994(A)
Conway Circle                 Orlando, FL                        544        867      1,411        30            08/25/93(A)
Conway Plantation             Conway, SC                         428      3,696      4,124       140            2/1/97(A)
Country Estates               Spring Lake Township, MI            30      1,810      1,840     1,206            1974(C)
Countryside Great Falls       Great Falls, MT                    361      1,614      1,975        58            08/25/93(A)
Countryside Village Denver    Denver, CO                       1,459      4,417      5,876       156            08/25/93(A)
Countryside Village Jackson.  Jacksonville, FL                   962      4,906      5,868       175            08/25/93(A)
Countryside Village Longmont  Longmont, CO                     1,481      4,467      5,948       160            08/25/93(A)
Cranberry Lake                White Lake Township, MI            432      2,968      3,400     1,636            1986(A)
Crestview                     Stillwater, OK                     362        935      1,297        28            08/25/93(A)
Crystal Lake                  Zephryhills, FL                  1,323      2,358      3,681       100            2/1/1997(A)
Del Tura                      Fort Myers, FL                   4,780     53,628     58,408     6,975            1994(A)
Eagle Creek                   Tyler, TX                        1,590      2,038      3,628        80            2/1/97(A)
Eastridge                     San Jose, CA                     2,476      4,676      7,152       164            08/29/94(A)
Eldorado                      Daytona Bch, FL                    408      1,270      1,678        42            08/25/93(A)
Emerald Lake                  Punta Gorda, FL                    399      1,374      1,773       600            1988(A)
Fairways Country Club         Orlando, FL                        963      7,376      8,339     4,774            1979(A)(C)
Ferrand Estates               Wyoming, MI                        257      1,798      2,055     1,439            1989(A)
Forest Lake Estates           Spring Lake Township, MI           432      2,661      3,093       427            1994(A)

                             CP LIMITED PARTNERSHIP
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Foxhall Village               Raleigh, NC                                 521      5,283                 -             383
Foxwood Farms                 Ocala, FL                                   691      1,502                 -              74
Friendly Village              Greely, CO                                  523      2,702                 (5)            87
Gold Tree                     Bradenton, FL                             1,285      3,850                 -              65
Golden Citrus/
 Homestead Ranch              McAllen, TX                        500      195      1,108                 -             124
Golden Valley                 Douglasville, TX                            254        800                 -             143
Grand Blanc                   Grand Blanc, MI                           1,749         -                 289          7,435
Hickory Knoll                 Indianapolis, IN                 3,029      356      2,669                 -               6
Hidden Valley                 Orlando, FL                                 492      5,714                 -              49
Hillcrest                     Rockland, MA                                236      1,285                 -              -
Holiday Estates               Byron Township, MI                           93         -                  -           1,696
Howell                        Howell, MI                                  345                           151          2,683
Hunters Chase                 Lima, OH                                    921       1246                  -            127
Jade Isle                     Orlando, FL                        863      273      1,076                 -               3
Knoll Terrace                 Salem, OR                        1,986    1,379      2,050                 -              20
La Quinta Ridge               Indio, CA                                 1,013      1,873                 -             267
Lake in the Hills             Auburn Hills, MI                            952      6,389                 -              20
Lakeland Harbor               Lakeland, FL                                875         -                  -           3,272
Lakeland Junction             Lakeland, FL                                471        972                  1            108
Lakes at Leesburg             Leesburg, FL                              1,178         -                  39          3,398
Lakewood                      Davenport, LA                      892      442      1,210                 -             188
Land O'Lakes                  Orlando, FL                      1,416      472      2,507                 -               7
Landmark Village              Fairburn, GA                              2,539      4,352                 -              85
Leisure Woods - Rockland      Rockland, MA                                831     14,326                 -              -
Leisure Woods - Tauton        Tauton, MA                                  256      2,780                 -              -
Leisure World                 Weslaco, TX                                 228      1,639                 -              35
Leonard Gardens               Walker, MI                                   94         -                 247          3,261
Macomb                        Macomb Township, MI             15,972    1,459         -               2,173         16,348
Maintenance                   Clinton, Township, MI                        -          -                  -             248
Maple Grove                   Boise, ID                        1,139      702      2,384                 -               9
Maple Ridge                   Manteno, IL                                 126         -                  -           1,455
Maple Valley                  Manteno, IL                                 338         -                  -           3,897
Mariwood                      Indianapolis, IN                 2,138      324      2,415                                51
Marnelle                      Fayetteville, GA                 1,209      464      2,635                 -             319
Marysville Meadows/
 Eagle Point                  Seattle, WA                      2,738    1,048      3,514                 -              -
Meadow Park                   Fargo, ND                                   133      1,183                 -              15
Meadowbrook                   Ithaca, NY                       1,849      291      4,029                 -              18
Midway Estates                Vero Bch., FL                    1,841    1,313      2,095                  2             32
Mobet/Falcon Farms            Moline, IL                         801      295      1,576                 -             198
Mobiland                      Melbourne, FL                    1,942    1,247      2,238                 -              20
Mobile Village/The Homestead  McAllen, TX                        672      100        742                 -             161
Mosby's Point                 Florence, KY                     1,201      608      1,574                 -               7


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Foxhall Village               Raleigh, NC                        521      5,666     6,187      203              2/1/97(A)
Foxwood Farms                 Ocala, FL                          691      1,576     2,267       53              07/26/94(A)
Friendly Village              Greely, CO                         518      2,789     3,307       98              01/18/94(A)
Gold Tree                     Bradenton, FL                    1,285      3,915     5,200      121              11/23/93(A)
Golden Citrus/
 Homestead Ranch              McAllen, TX                        195      1,232     1,427       50              2/1/97(A)
Golden Valley                 Douglasville, TX                   254        943     1,197       35              2/1/97(A)
Grand Blanc                   Grand Blanc, MI                  2,038      7,435     9,473    1,807              1990(C)
Hickory Knoll                 Indianapolis, IN                   356      2,675     3,031       98              08/25/93(A)
Hidden Valley                 Orlando, FL                        492      5,763     6,255      491              1995(A)
Hillcrest                     Rockland, MA                       236      1,285     1,521        3              11/5/97(A)
Holiday Estates               Byron Township, MI                  93      1,696     1,789    1,112              1984(C)
Howell                        Howell, MI                         496      2,683     3,179    2,177              1972(C)
Hunters Chase                 Lima, OH                           921      1,373     2,294       54              2/1/97(A)
Jade Isle                     Orlando, FL                        273      1,079     1,352       36              08/25/93(A)
Knoll Terrace                 Salem, OR                        1,379      2,070     3,449       72              08/25/93(A)
La Quinta Ridge               Indio, CA                        1,013      2,140     3,153       65              08/29/94(A)
Lake in the Hills             Auburn Hills, MI                   952      6,409     7,361    1,120              1994(A)
Lakeland Harbor               Lakeland, FL                       875      3,272     4,147    2,139              1983(C)
Lakeland Junction             Lakeland, FL                       472      1,080     1,552      768              1981(C)
Lakes at Leesburg             Leesburg, FL                     1,217      3,398     4,615    1,908              1984(C)
Lakewood                      Davenport, LA                      442      1,398     1,840       49              08/25/93(A)
Land O'Lakes                  Orlando, FL                        472      2,514     2,986       88              08/25/93(A)
Landmark Village              Fairburn, GA                     2,539      4,437     6,976      161              07/15/94(A)
Leisure Woods - Rockland      Rockland, MA                       831     14,326    15,157       30              11/5/97(A)
Leisure Woods - Tauton        Tauton, MA                         256      2,780     3,036        6              11/5/97(A)
Leisure World                 Weslaco, TX                        228      1,674     1,902       58              05/06/94(A)
Leonard Gardens               Walker, MI                         341      3,261     3,602    1,119              1987(C)
Macomb                        Macomb Township, MI              3,632     16,348    19,980    7,953              1973(C)
Maintenance                   Clinton, Township, MI               -         248       248      180              2/1/97(A)
Maple Grove                   Boise, ID                          702      2,393     3,095       84              08/25/93(A)
Maple Ridge                   Manteno, IL                        126      1,455     1,581      109              2/1/97(A)
Maple Valley                  Manteno, IL                        338      3,897     4,235      288              2/1/97(A)
Mariwood                      Indianapolis, IN                   324      2,466     2,790       87              08/25/93(A)
Marnelle                      Fayetteville, GA                   464      2,954     3,418      118              2/1/97(A)
Marysville Meadows/
 Eagle Point                  Seattle, WA                      1,048      3,514     4,562      123              08/25/93(A)
Meadow Park                   Fargo, ND                          133      1,198     1,331      160              1994(A)
Meadowbrook                   Ithaca, NY                         291      4,047     4,338      118              08/25/93(A)
Midway Estates                Vero Bch., FL                    1,315      2,127     3,442       74              08/25/93(A)
Mobet/Falcon Farms            Moline, IL                         295      1,774     2,069       57              08/25/93(A)
Mobiland                      Melbourne, FL                    1,247      2,258     3,505       79              08/25/93(A)
Mobile Village/The Homestead  McAllen, TX                        100        903     1,003       32              2/1/97(A)
Mosby's Point                 Florence, KY                       608      1,581     2,189       56              08/25/83(A)

                             CP LIMITED PARTNERSHIP
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Norton Shores                 Norton Shores, MI                3,435      103         -                118           4,724
Novi                          Novi, MI                                    896         -                393           4,794
Oak Grove                     Albany, GA                         416      418        764                -               15
Oak Hill                      Groveland Township, MI           1,216      115      2,165                -            3,996
Oak Orchard                   Albion, NY                                  701      3,425                -               14
Oak Springs                   Sorrento, FL                                206      1,461                 2             312
Oakwood Forest                Greensboro, NC                            1,111      3,843                -              136
Old Orchard                   Davison, MI                                 211        182                -            2,618
One Hundred Oaks              Fultondale, AL                              345      1,839                -                5
Orange Lake                   Clermont, FL                                246         85                 1           1,994
Orion                         Orion Township, MI                          423        198                -            4,529
Palm Beach Colony             West Palm Beach, FL                         691      1,962                -               98
Paradise Village              Albany, GA                         492      340        918                -                7
Pedaler's Pond                Lake Wales, FL                              350        285                -            2,314
Pendleton                     Indianapolis, IN                   634      122        964                -                2
Pine Lakes Ranch              Thorton,CO                                2,463     10,099                34             202
Pinecrest Village             Shreveport, LA                               93        719                -              420
Pinellas Cascades             Clearwater, FL                   2,169    1,747      2,313                -               (2)
Presidents Park               Grand Forks, ND                             258      1,283                -               22
Redwood Estates               Thorton,CO                                2,473     10,044                -               81
Regency Lakes                 Winchester, VA                            1,176      3,705                -              916
Riverview                     Portland, OR                     1,429      537      1,942                -               29
Rolling Hills                 Louisville, KY                     736      342      1,034                -                9
Rosemount Woods               Minneapolis/St. Paul, MN                    475      4,297                -                6
Royal Estates                 Kalamazoo, MI                      190    1,015      2,475                -               24
Science City                  Midland, MI                      1,496      870      1,760                -               45
Shenandoah                    Boise, ID                                   443      2,528                -                3
Skyway                        Indianapolis, IN                 1,207      178      1,366                -                8
Southwind                     Naples, FL                       2,619    1,476      3,463                -               45
Springfield Farms             Brookline, MO                             1,698      2,157                -            1,491
Starlight Ranch               Orlando, FL                               5,597      8,859                -               36
Stonegate, LA                 Shreveport, LA                     455      160        642                -               89
Terrace Heights               Dubuque, IA                      1,686      919      2,413                -                8
The Colony                    Rancho Mirage, CA                         2,259      4,745                -               30
The Glen                      Rockland, MA                                261        252                -               -
The Orchard                   Sanat Rosa, CA                            2,794      6,363                -                8
Torrey Hills                  Flint, MI                                   346        205                 1           4,271
Town & Country, FL            Orlando, FL                        458      245        896                -                7
Trails End                    Weslaco, TX                                 260      1,804                -               40
Twenty-Nine Pines             St. Paul, MN                                317      2,871                -               17
Twin Pines                    Goshen, IN                       1,078      197      1,934                -               26
Vance                         Columbus, OH                       670      200        993                -               19


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Norton Shores                 Norton Shores, MI                  221       4,724      4,945     2,557           1978(C)
Novi                          Novi, MI                         1,289       4,794      6,083     4,595           1973(C)
Oak Grove                     Albany, GA                         418         779      1,197        26           08/25/93(A)
Oak Hill                      Groveland Township, MI             115       6,161      6,276     2,977           1983(A)
Oak Orchard                   Albion, NY                         701       3,439      4,140       129           2/1/97(A)
Oak Springs                   Sorrento, FL                       208       1,773      1,981     1,254           1981(A)
Oakwood Forest                Greensboro, NC                   1,111       3,979      5,090       139           08/25/93(A)
Old Orchard                   Davison, MI                        211       2,800      3,011     1,340           1988(A)
One Hundred Oaks              Fultondale, AL                     345       1,844      2,189        30           2/1/97(A)
Orange Lake                   Clermont, FL                       247       2,079      2,326       905           1988(A)
Orion                         Orion Township, MI                 423       4,727      5,150     2,687           1986(A)
Palm Beach Colony             West Palm Beach, FL                691       2,060      2,751       655           1983(A)
Paradise Village              Albany, GA                         340         925      1,265        31           08/25/93(A)
Pedaler's Pond                Lake Wales, FL                     350       2,599      2,949     1,056           1990(A)
Pendleton                     Indianapolis, IN                   122         966      1,088        33           08/25/93(A)
Pine Lakes Ranch              Thorton,CO                       2,497      10,301     12,798       378           2/1/97(A)
Pinecrest Village             Shreveport, LA                      93       1,139      1,232        35           2/1/97(A)
Pinellas Cascades             Clearwater, FL                   1,747       2,311      4,058        78           08/25/93(A)
Presidents Park               Grand Forks, ND                    258       1,305      1,563        47           01/01/94(A)
Redwood Estates               Thorton,CO                       2,473      10,125     12,598       374           2/1/97(A)
Regency Lakes                 Winchester, VA                   1,176       4,621      5,797       168           2/1/97(A)
Riverview                     Portland, OR                       537       1,971      2,508        68           08/25/93(A)
Rolling Hills                 Louisville, KY                     342       1,043      1,385        37           08/25/93(A)
Rosemount Woods               Minneapolis/St. Paul, MN           475       4,303      4,778       575           1994(A)
Royal Estates                 Kalamazoo, MI                    1,015       2,499      3,514        91           08/25/93(A)
Science City                  Midland, MI                        870       1,805      2,675        63           08/25/93(A)
Shenandoah                    Boise, ID                          443       2,531      2,974        86           05/06/94(A)
Skyway                        Indianapolis, IN                   178       1,374      1,552        48           08/25/93(A)
Southwind                     Naples, FL                       1,476       3,508      4,984       120           08/25/93(A)
Springfield Farms             Brookline, MO                    1,698       3,648      5,346        95           2/1/97(A)
Starlight Ranch               Orlando, FL                      5,597       8,895     14,492       319           2/1/97(A)
Stonegate, LA                 Shreveport, LA                     160         731        891        20           08/25/93(A)
Terrace Heights               Dubuque, IA                        919       2,421      3,340        86           08/25/93(A)
The Colony                    Rancho Mirage, CA                2,259       4,775      7,034       160           09/02/94(A)
The Glen                      Rockland, MA                       261         252        513        -            11/5/97(A)
The Orchard                   Sanat Rosa, CA                   2,794       6,371      9,165       200           08/29/94(A)
Torrey Hills                  Flint, MI                          347       4,476      4,823     2,379           1987(A)
Town & Country, FL            Orlando, FL                        245         903      1,148        30           08/25/93(A)
Trails End                    Weslaco, TX                        260       1,844      2,104        60           05/06/94(A)
Twenty-Nine Pines             St. Paul, MN                       317       2,888      3,205       392           1994(A)
Twin Pines                    Goshen, IN                         197       1,960      2,157        70           08/25/93(A)
Vance                         Columbus, OH                       200       1,012      1,212        29           08/25/93(A)

                             CP LIMITED PARTNERSHIP
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -----------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -----------------------------
Villa                         Flint, MI                                   135        332                (6)              2,713
Whispering Pines              Clearwater, FL                    4,165   4,208      4,071                -                   18
Willo Arms                    Cleveland, OH                     1,563     473      2,146                -                   15
Winter Haven Oaks             Winter Haven, FL                            490        705               362               1,305
Yorktowne                     Sharonville, OH                           2,130      6,311                                   145
Difference between allocated
   purchase price and
   historical cost of
   properties acquired in
   the ROC Acquistion                                                                                  959             180,377
                                                             ======== =======    =======             =====             =======
                                                              113,970 109,567    392,348             9,867             324,393
                                                             ======== =======    =======             =====             =======


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Villa                         Flint, MI                         129       3,045      3,174      2,033           1984(A)
Whispering Pines              Clearwater, FL                  4,208       4,089      8,297         62           08/25/93(A)
Willo Arms                    Cleveland, OH                     473       2,161      2,634         77           08/25/93(A)
Winter Haven Oaks             Winter Haven, FL                  852       2,010      2,862        890           1988(A)(C)
Yorktowne                     Sharonville, OH                 2,130       6,456      8,586        242           2/1/97(A)
Difference between allocated
   purchase price and
   historical cost of
   properties acquired in
   the ROC Acquistion                                           959     180,378    181,337     10,269
                                                            =======     =======    =======    =======
                                                            119,434     716,741    836,175    112,314
                                                            =======     ========   ========   ========

                                  SCHEDULE III
                                    Continued


                             CP LIMITED PARTNERSHIP

               REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                                     -------

The changes in total real estate for the years ended December 31, 1997 and 1996 and 1995 are as follows:

                                           1997           1996           1995
                                           ----           ----           ----
Balance, beginning of year              $ 300,631      $ 276,423      $ 266,833
Acquisitions                              525,625         19,531          6,922
Improvements                               13,250          4,731          2,670
Dispositions and other                     (3,331)           (54)            (2)
                                        ---------      ---------      ---------

Balance, end of year                    $ 836,175      $ 300,631      $ 276,423
                                        =========      =========      =========

The change in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997           1996           1995
                                        ---------      ---------      ---------
Balance, beginning of year              $  81,293      $  69,868      $  58,856
Depreciation for the period                31,103         11,452         11,014
Disposition and other                         (82)           (27)            (2)
                                        ---------      ---------      ---------

Balance, end of year                    $ 112,314      $  81,293      $  69,868
                                        =========      =========      =========

                                    Exhibits
                                     Index

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

            Exhibit Description
            -------------------

3(i)        (a) Amended and Restated Agreement of Limited Partnership of CP
            Limited Partnership dated January 22, 1997.
4.1         (b) Form of Stock Certificate
4.2(i)      (f)Indenture dated as of December 19, 1997 between CP Limited
            Partnership and The First National Bank of Chicago, as supplemented
4.2(ii)     (f)First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of
            Chicago related to the $100,000,000 MadatOry Par Put Remarketed
            Securities(SM) ("MOPPRS(SM)") due December 10, 2014.
4.2(iii)    (f) Remarketing Agreement dated as of December 23, 1997 among
            Chateau Communities, Inc., CP Limited Partnership and the
            "Remarketing Dealer" named therein.
4.3*        $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP Limited
            Partnership.
4.4*        Note Purchase Agreement dated as of November 4, 1996, between
            Pacific Mutual and ROC Communities, Inc. for $70,000,000 in Senior
            Notes due November 4, 2003
4.5*        Deed to secure Debt and Security Agreement from ROCF, Inc. to
            Pacific Mutual, dated as of August 25, 1993
10.1        (b) Lease of 19500 Hall Road
10.2        (b) Form of Noncompetition Agreement (Boll and Allen)
10.3(i)     (e) Employment Agreement (McDaniel)
10.3(ii)    (e) Employment Agreement (Kellogg)
10.3(iii)   (e) Employment Agreement (Fischer)
10.3(iv)    (e) Employment Agreement (Grange)
10.3(v)     (e) Employment Agreement (Davis)
10.4        (g)Amended and restated agreement and plan of Merger between Chateau
            Properties, Inc., it's subsidiary and ROC Communities, Inc., dated
            September 17, 1996.
10.5        (a)1997 Equity Compensation Plan
10.6        (b) Long-Term Incentive Stock Plan
21          (d)List of Subsidiaries of Chateau Communities, Inc.
23          Consent of Coopers & Lybrand L.L.P.

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

                                    Exhibit
                                     Index

(a) Incorporated by reference to the Exhibits filed with the Chateau Communities, Inc's. ("Chateau") Annual Report on Form 10-K filed with the Commission on March 20, 1998.

(b) Incorporated by reference to the Exhibits filed with Chateau's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with Chateau's Form 8-K filed with the Commission on May 23, 1997 .

(d) Incorporated by reference to the exhibits filed with Chateau's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to Chateau's Quarterly Report on Form 10Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to Chateau's Form 8-K filed with the Securities Exchange Commission on December 23, 1997.

(g) Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

b.    Reports on Form 8-K

      A report on Form 8-K was filed with the Securities Exchange Commission on December 10, 1997 and December 23, 1997.