Form 10-Q
period 1998-06-30
CP LTD PARTNERSHIP
filed 1998-08-14
CIK 931917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------
                                       OR

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

                             CP LIMITED PARTNERSHIP
                                    FORM 10-Q
                                      INDEX


                                                                                 Page Number
                                                                                 -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1998 and 1997                                1
         Condensed Consolidated Balance Sheets as of June 30, 1998 and
                  December 31, 1997                                                  2
         Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1997                                       3
         Notes to Condensed Consolidated Financial Statements                      4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      8-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 13

PART II. OTHER INFORMATION                                                          14

SIGNATURES                                                                          15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CP LIMITED PARTNERSHIP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                   ------------------------    ------------------------
                                                      1998          1997          1998          1997
                                                   ----------    ----------    ----------    ----------
Revenues:
     Rental income                                 $   42,214    $   34,817    $   81,307    $   63,725
     Management fee, interest and other income          1,535           783         2,647         1,251
                                                   ----------    ----------    ----------    ----------
                                                       43,749        35,600        83,954        64,976
Expenses:
     Property operating and maintenance                11,810         9,746        22,886        17,755
     Real estate taxes                                  3,071         2,565         6,026         4,694
     Depreciation and amortization                      9,849         8,499        18,958        15,176
     Administrative                                     1,973         2,025         4,123         3,571
     Interest and related amortization                  8,010         6,642        15,556        12,070
                                                   ----------    ----------    ----------    ----------
                                                       34,713        29,477        67,549        53,266
                                                   ----------    ----------    ----------    ----------

Net Income                                         $    9,036    $    6,123    $   16,405    $   11,710

Preferred Distributions                                 1,202          --           1,202          --
                                                   ----------    ----------    ----------    ----------

Net Income available to OP Unitholders             $    7,834    $    6,123    $   15,203    $   11,710
                                                   ==========    ==========    ==========    ==========

Net income attributed to common OP Unitholders:

     General Partner                                    6,903         5,563        13,493        10,018
     Limited Partners                                     931           560         1,710         1,692
                                                   ----------    ----------    ----------    ----------
                                                   $    7,834    $    6,123    $   15,203    $   11,710
                                                   ==========    ==========    ==========    ==========

Basic earnings per common OP Unit
     outstanding                                   $      .25    $      .22    $      .50    $      .45
                                                   ==========    ==========    ==========    ==========

Diluted earnings per common OP Unit
     outstanding                                   $      .25    $      .22    $      .50    $      .45
                                                   ==========    ==========    ==========    ==========

Distributions declared per
     common OP Unit outstanding                    $     .455    $      .43    $      .91    $      .86
                                                   ==========    ==========    ==========    ==========

Weighted average common OP Units
     outstanding                                       30,995        28,009        30,245        25,809
                                                   ==========    ==========    ==========    ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                             CP LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   JUNE 30,      DECEMBER 31,
                                    ASSETS                          1998            1997
                                                                 ------------    ------------
Rental property:
    Land                                                         $    134,294    $    111,832
    Land and improvements for expansion sites                          18,058          14,437
    Depreciable property                                              854,870         709,906
                                                                 ------------    ------------
                                                                    1,007,222         836,175
        Less accumulated depreciation                                 131,041         112,314
                                                                 ------------    ------------

        Net rental property                                           876,181         723,861

Cash and cash equivalents                                                 125          14,910
Receivables                                                             3,661           2,936
Notes receivable                                                        8,052           8,143
Investment in and advances to affiliates                               41,856          21,646
Prepaid expenses and other assets                                      12,420          11,242
                                                                 ------------    ------------

             Total assets                                        $    942,295    $    782,738
                                                                 ============    ============

                                   LIABILITIES

Debt                                                             $    398,599    $    387,015
Accounts payable and accrued expenses                                  21,638          19,757
Tenants' security deposits and rents received in advance                6,721           5,580
Accrued distributions                                                  15,300          12,148
                                                                 ------------    ------------

             Total liabilities                                        442,258         424,500

PARTNERS' CAPITAL, Unlimited authorized units; 31,029,333 and
    28,250,803 OP units outstanding at June 30, 1998 and
    December 31, 1997, respectively
General partner                                                       375,620         322,966
Limited partners                                                      124,417          35,272
                                                                 ------------    ------------

             Total partners' capital                                  500,037         358,238
                                                                 ------------    ------------

                 Total liabilities and partners' capital         $    942,295    $    782,738
                                                                 ============    ============



                     The accompanying notes are an integral
                        part of the financial statements.

                             CP LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.
                             (DOLLARS IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -----------------------------
                                                                                    1998             1997
                                                                               ------------     ------------
Cash flows from operating activities:
   Net income attributable to common OP Unitholders                            $     15,203     $     11,710
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                                   18,958           15,176
     Increase in accrued preferred distributions                                      1,202             --
     Amortization of deferred financing costs                                           377              217
     Decrease (increase) in operating assets                                         (2,401)          (5,120)
     Increase (decrease) in operating liabilities                                     3,022           (2,004)
                                                                               ------------     ------------

          Net cash provided by operating activities                                  36,361           19,979

Cash flows from financing activities:
   Borrowings on the line of credit                                                  67,026           40,030
   Payments on the line credit                                                      (86,800)         (29,320)
   Mortgage principal payments                                                       (1,221)            (725)
   Distributions to common OP Unitholders                                           (26,006)         (17,878)
   Common OP Units reacquired and retired                                              (930)         (19,851)
   Proceeds from the issuance of common OP Units                                     53,924           25,477
   Net proceeds from the issuance of Preferred OP Units                              73,002             --
   Other financing activities                                                           223            1,567
                                                                               ------------     ------------

          Net cash provided by (used in) financing activities                        79,218             (700)

Cash flows from investing activities:
   Acquisition of rental properties                                                (105,556)          (2,180)
   Additions to rental property                                                      (4,587)          (6,089)
   Investment in and advances to joint ventures/affiliates                          (20,221)            --
   Payment of merger costs                                                             --            (11,438)
                                                                               ------------     ------------

          Net cash used in investing activities                                    (130,364)         (19,707)
                                                                               ------------     ------------

Decrease in cash and cash equivalents                                               (14,785)            (428)

Cash and cash equivalents, beginning of period                                       14,910              586
                                                                               ------------     ------------
Cash and cash equivalents, end of period                                       $        125     $        158
                                                                               ============     ============

Supplemental cash flow information:
Fair Market Value of common OP Units issued in connection with acquisitions    $     28,323     $         98
                                                                               ============     ============
Debt assumed in connection with acquisitions                                   $     32,579     $       --
                                                                               ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             CP LIMITED PARTNERSHIP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND FORMATION OF COMPANY:

         The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Chateau Communities, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT"), is the sole general partner of the Company.

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

2.       ACQUISITION OF RENTAL PROPERTIES

         During the second quarter of 1998, the Company completed the following acquisitions:


            Acquisition           Acquisition                               Purchase
               Date              and Location                                Price
            -----------          ------------                               --------
                                                                         (in thousands)
           April 1998     Purchase of 12 communities in Michigan
                          (10) and North Carolina (2), containing
                          an aggregate of 3,036 homesites                   $ 75,300

                             CP LIMITED PARTNERSHIP

                                   ----------


2.       ACQUISITION OF RENTAL PROPERTIES CONTINUED:

         During the first quarter of 1998, the Company completed the following acquisitions:


           Acquisition                       Acquisition                               Purchase
              Date                           and Location                               Price
           -----------                       ------------                              --------
                                                                                     (in thousands)
          January 1998           Purchase of 2 communities in South Carolina,             $15,800
                                 containing an aggregate of 961 homesites

          January 1998           Purchase of 11 manufactured home communities and 3
                                 park model/RV communities in Connecticut (4) and
                                 Florida (10), containing an aggregate of 1,372
                                 homesites and 1,359 park model/RV sites                  $38,200

          March 1998             Purchase of 6 communities in Indiana (5) and
                                 Michigan (1), containing an aggregate of 1,521           $37,200
                                 homesites                                                -------
                                                                                          $91,200
                                                                                          =======

         The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the contribution received from Chateau from its issuance of common stock. The lines of credit were subsequently repaid with the issuance of $75 million of Preferred OP Units.

         As of June 30, 1998, the Company owned 165 communities with an aggregate of 50,891 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 7,100 residential homesites in 34 communities.

3.       EQUITY TRANSACTIONS:

         On April 20, 1998, the Company completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of this issuance were used to pay off the outstanding balances on the Company's line of credit, which were used to finance the acquisition of properties. The Series A Preferred Units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereof.

         In February 1998, Chateau received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. Chateau contributed the proceeds to the Company in exchange for the issuance of the same number of OP Units to Chateau. The contribution was used to finance the March 1998 acquisitions and to reduce outstanding balances under the Company's line of credit which were used to finance the January 1998 acquisitions.

         On May 21, 1998, the Company declared a cash distribution of $.455 per common OP Unit to OP Unitholders of record as of June 30, 1998. The distribution was paid on July 15, 1998 and is included in accrued distributions in the accompanying condensed consolidated balance sheet as of June 30, 1998.

                             CP LIMITED PARTNERSHIP

                                   ----------


3.       EQUITY TRANSACTIONS CONTINUED:

         On February 25, 1998, the Company declared a cash distribution of $.455 per common OP Unit to OP Unitholders of record as of June 30, 1998. The distribution was paid on April 14, 1998.

         On November 20, 1997, the Company declared a cash distribution of $.43 per common OP Unit to OP Unitholders of record as of December 29, 1997. The distribution was paid on January 15, 1998 and is included in accrued distributions in the accompanying condensed balance sheet as of December 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:


         (In thousands, except per share data)        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                      --------------------------     ------------------------
                                                                JUNE 30,                      JUNE 30,
                                                           1998         1997             1998        1997
                                                           ----         ----             ----        ----
          Basic EPS:
             Income (1)...........................     $    7,834   $    6,123       $  15,203   $  11,710
             Common OP Units (2)..................         30,995       28,009          30,245      25,809
             Per Common OP Unit...................     $      .25   $      .22       $     .50   $     .45

          Diluted EPS:
            Income (1)............................     $    7,834   $    6,123       $  15,203   $  11,710
            Common Op Units (3)...................         31,298       28,212          30,565      26,022
            Per Common OP Unit....................     $      .25   $      .22       $     .50   $     .45


            (1) Represents net income less the income allocated to Preferred OP
                Units
            (2) Represents the weighted average common OP Units outstanding
            (3) Represents the weighted average common OP Units outstanding, as well as dilutive Chateau stock options

                             CP LIMITED PARTNERSHIP

                                   ----------

4.       DEBT:

         The following table sets forth certain information regarding debt at June 30, 1998.


                                           Weighted
                                         Interest Rate     Maturity Date     Principal Balance
                                         -------------     -------------     -----------------
         Fixed Rate Mortgage Debt             7.88 %           1998-2011         $   132,466
         Unsecured Senior Notes               7.46 %           2000-2004             245,000
         Unsecured Line of Credit             6.90 %             1999                  5,226
         Other notes payable                  various           various               15,907
                                                                                 -----------
                                                                                 $   398,599
                                                                                 ===========

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1998 to three months ended June 30,
1997

For the three months ended June 30, 1998, net income before distribution to Preferred OP Units was $9,036,000, an increase of $2,913,000 from the three months ended June 30, 1997. The majority of the increase was due to the acquisitions made in 1997 and during the first half of 1998 and increased net operating income from the communities owned by the Company or ROC at the beginning of the 1997 period (Core 1997 Portfolio).

Rental revenue for the three months ended June 30, 1998 was $42,214,000, an increase of $7,397,000 from the three months ended June 30, 1997. Approximately 72 percent of the increase was due to the acquisitions in 1997 and the first half of 1998. Rental revenue increased 6 percent due to rent increases and occupancy gains from the Company's Core 1997 Portfolio.

Weighted average occupancy for the three months ended June 30, 1998 was 46,717 sites compared with 39,686 sites for the same period in 1997. The occupancy rate was 92.1 percent on 50,891 sites as of June 30, 1998, compared to 91.4 percent on 43,306 sites as of June 30, 1997. The occupancy rate on the stabilized portfolio was 93.4 percent as of June 30, 1998. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1998 was $289 compared with $284 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1998 was $298 compared with $284 for the same period in 1997, an increase of 4.8 percent.

Management fee, interest and other income primarily includes management fee income for the management of 34 manufactured home communities, equity earnings from Community Sales, Inc., the Company's sales subsidiary ("CSI") and interest income on notes receivable and advances to joint ventures/affiliates.

Property operating and maintenance expense for the three months ended June 30, 1998 increased by $2,064,000 or approximately 21.0 percent from the same period a year ago. The majority of the increase was due to the 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 2.9 percent from $82 for the three months ended June 30, 1997 to $84 for the same period in 1998.

Real estate taxes for the three months ended June 30, 1998, increased by $506,000 or 19.7 percent from the three months ended June 30, 1997. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $21.90 for the three months ended June 30, 1998 compared to $21.50 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended June 30, 1998 decreased slightly compared to the same period in 1997. Administrative expense in 1998 was
4.5 percent of revenues as compared to 5.7 percent in 1997.

Interest and related amortization costs increased for the three months ended June 30, 1998 by $1,368,000, as compared with the three months ended June 30, 1997. The increase is attributable primarily to the indebtedness incurred to finance the acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1998 from approximately
7.7 percent in 1997. The decrease is due primarily to the issuance of $100 million of the MandatOry Par Put Remarketing Securities in December 1997 at an effective rate of 6.44 percent and a lower borrowing rate of 110 basis points over LIBOR on the Company's short term lines of credit.

Depreciation expense for the three months ended June 30, 1998 increased $1,350,000 from the same period a year ago. The increase is directly attributable to acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

Comparison of six months ended June 30 1998 to six months ended June 30, 1997

For the six months ended June 30, 1998, net income before distribution to Preferred OP Units was $16,405,000, an increase of $4,695,000 from the six months ended June 30, 1997. The increase was due primarily to the Merger, the acquisitions and increased net operating income from communities in the Company's Core 1997 Portfolio.

Rental revenue for the first half of 1998 was $81,307,000; an increase of $17,582,000 from the first half of 1997. The majority of the increase was due to the Merger and the acquisitions in 1997 and in 1998. Rental revenue increased 6 percent due to rent increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the six months ended June 30, 1998 was 44,740 sites compared with 36,249 sites for the same period in 1997. On a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1998 was $291 compared with $284 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1998 was $297 compared with $283 for the same period in 1997, an increase of 4.8 percent.

Property operating and maintenance expense for the six months ended June 30, 1998 increased by $5,131,000 from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 4.4 percent from $82 for the six months ended June 30, 1997 to $85 for the same period in 1998. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in February 1997.

Real estate taxes for the six months ended June 30, 1998, increased by $1,332,000 or 28 percent from the six months ended June 30, 1997. The increase is due primarily to the Merger and acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted real estate taxes were $22.40 for the six months ended 1998 compared to $21.60 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the six months ended June 30, 1998 increased due to the Merger and the Company's increased size. Administrative expense in 1998 was
4.9 percent of revenues as compared to 5.5 percent in 1997.

Interest and related amortization costs increased for the six months ended June 30, 1998 by $3,486,000, as compared with the six months ended June 30, 1997. The increase is attributable to the indebtedness incurred to finance the 1997 and 1998 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1998 from approximately 7.7 percent in 1997. The decrease is due primarily to the issuance of $100 million of the MandatOry Par Put Remarketing Securities in December 1997 at an effective rate of 6.44 percent and a lower borrowing rate of 110 basis points over LIBOR on the Company's short term lines of credit.

Depreciation expense for the three months ended June 30, 1998 increased $3,782,000 from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $36,361,000 for the six months ended June 30, 1998, compared to $19,979,000 for the six months ended June 30, 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the six months ended June 30, 1998 was $79,218,000. This was due primarily to the cash contribution from Chateau from the proceeds received from the issuance in February 1998 of common stock of approximately $53.9 million and the net proceeds received by the Company of $73 million received from the issuance in April 1998 of $75 million of Series A Preferred Units to an institutional investor, offset partially by $26 million in distributions paid to common OP Unitholders in the first six months of 1998 and net repayments on the lines of credit of $20 million.

On April 20, 1998, the Company completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of this issuance were used to pay off the outstanding balances on the Company's lines of credit, which were used to finance the acquisition of properties. The Series A Preferred Units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Net cash used in investing activities for the six months ended June 30, 1998 was $130,364,000. This amount represents acquisitions, joint venture investments, capital expenditures and construction and development costs. In the first six months of 1998, the Company acquired, through four separate portfolio acquisitions, 31 manufactured home communities and three park model/RV communities with a total of 6,890 homesites and 1,359 park model/RV sites. Nine of the properties acquired, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long term ground leases. The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the contribution received from Chateau from issuance of its common stock. The lines of credit were subsequently repaid with the issuance of $75 million of Preferred OP Units. For the six months ended June 30, 1998, construction and development costs, including joint venture investments and advances were approximately $9.8 million, while recurring property capital expenditures, other than construction and development costs, were approximately $2.4 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

As of June 30, 1998, the Company had available two credit facilities with the First National Bank of Chicago and other lenders, consisting of a $25 million term loan and a $75 million revolving line of credit (the "First Chicago Credit Facilities"). The interest rate on the revolving credit facility was LIBOR plus 110 basis points. In addition, the Company has a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points (the "CNB Facility" and , together with the First Chicago credit facilities (the "Credit Facilities"). As of June 30, 1998, approximately $5.2 million was outstanding under the Credit Facilities and the Company had available $77.3 million in additional borrowing capacity.

In August 1998, the Company renegotiated its Credit Facilities with the First National Bank of Chicago increasing the facility from $75 million to $100 million. The interest rate was reduced from 110 basis points to a maximum of LIBOR plus 80 basis points and its maturity date was extended to 2001.

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

In connection with the issuance of the MOPPRS(SM), the Company and the Operating Partnership entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the Remarketing Dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS(SM) will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

As of June 30, 1998, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 3.5 years, respectively, and $132 million of secured mortgage debt with a weighted average interest rate and maturity of 7.88 percent and 2.9 years, respectively.

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


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        -----------------------------     -----------------------------
                                                            1998             1997             1998            1997
                                                        ------------     ------------     ------------     ------------
FFO Reconciliation:

Net Income before distribution to Preferred Op Units    $      9,036     $      6,123     $     16,405     $     11,710

Plus:

     Depreciation and amortization                             9,849            8,499           18,958           15,176

Less:

     Depreciation expense on
       corporate assets                                          (63)             (69)            (125)            (112)
     Distribution to Preferred Op Units                       (1,202)                           (1,202)
                                                        ------------     ------------     ------------     ------------
     FFO                                                $     17,620     $     14,553     $     34,036     $     26,774
                                                        ============     ============     ============     ============

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

The Company agreed to settle the Harbor, Niles, and ZSA actions brought in 1996 for $287,000 plus expenses not to exceed $25,000, subject to court approval. Reimbursement from the Company's directors' and officers' liability insurer, Genesis Insurance, Co., is being pursued in the amount of approximately $1.1 million, which includes the amount of the settlement plus expenses incurred in the course of the defense and settlement of these actions.

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  Not Applicable

Item 4.           Submission of Matters for a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  The Company's Form 8-K filed with the Commission on May 1,
                  1998.
                  The Company's form 8-K filed with the Commission on June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of August, 1998.

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27                   Financial Data Schedule