Form 10-Q
period 1998-09-30
CP LTD PARTNERSHIP
filed 1998-11-16
CIK 931917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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

                             CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                                              Page Number
                                                                                              -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the Three and Nine
                 Months Ended September 30, 1998 and 1997 (unaudited)                                  1
         Condensed Consolidated Balance Sheets as of September 30, 1998
                 (unaudited) and December 31, 1997                                                     2
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1997 (unaudited)                                         3
         Notes to Condensed Consolidated Financial Statements (unaudited)                             4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                          8-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    14

PART II. OTHER INFORMATION                                                                             15

SIGNATURES                                                                                             21

                         PART I.  FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS

                             CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ---------------------     ---------------------
                                                      1998         1997         1998         1997
                                                    --------     --------     --------     --------
Revenues:
    Rental income                                   $ 42,729     $ 35,296     $124,036     $ 99,020
    Management fee, interest and other income          1,336        1,263        3,983        2,514
                                                    --------     --------     --------     --------
                                                      44,065       36,559      128,019      101,534
Expenses:
    Property operating and maintenance                12,631       10,846       35,517       28,599
    Real estate taxes                                  3,136        2,578        9,162        7,272
    Depreciation and amortization                     10,577        8,968       29,535       24,144
    Administrative                                     1,639        1,740        5,762        5,311
    Interest and related amortization                  7,670        6,757       23,226       18,828
                                                    --------     --------     --------     --------
                                                      35,653       30,889      103,202       84,154
                                                    --------     --------     --------     --------

Net Income                                          $  8,412     $  5,670     $ 24,817     $ 17,380

Preferred Distributions                                1,523           --        2,725           --
                                                    --------     --------     --------     --------

Net income available to common OP Unitholders       $  6,889     $  5,670     $ 22,092     $ 17,380
                                                    ========     ========     ========     ========

Net income attributed to common OP Unitholders:

    General Partner                                 $  6,080     $  5,113     $ 19,570     $ 15,135
    Limited Partners                                     809          557        2,522        2,245
                                                    --------     --------     --------     --------
                                                    $  6,889     $  5,670     $ 22,092     $ 17,380
                                                    ========     ========     ========     ========

Basic earnings per common OP Unit
    outstanding                                     $    .22     $    .20     $    .72     $    .66
                                                    ========     ========     ========     ========

Diluted earnings per common OP Unit
    outstanding                                     $    .22     $    .20     $    .72     $    .65
                                                    ========     ========     ========     ========

Distributions declared per
    common OP Unit outstanding                      $   .455     $    .43     $  1.365     $   1.29
                                                    ========     ========     ========     ========

Weighted average common OP Units
    Outstanding - basic                               31,169       28,064       30,556       26,510
                                                    ========     ========     ========     ========

                     The accompanying notes are an integral
                       part of the financial statements.

                             CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                ASSETS                               1998           1997
                                                                 -------------   ------------
Rental property:
    Land                                                          $  134,492     $  111,832
    Land and improvements for expansion sites                         20,478         14,437
    Depreciable property                                             860,897        709,906
                                                                  ----------     ----------
                                                                   1,015,867        836,175
       Less accumulated depreciation                                 141,489        112,314
                                                                  ----------     ----------

       Net rental property                                           874,378        723,861

Cash and cash equivalents                                                414         14,910
Receivables                                                            4,277          2,936
Notes receivable                                                       8,153          8,143
Investment in and advances to affiliates                              43,860         21,646
Prepaid expenses and other assets                                     14,406         11,242
                                                                  ----------     ----------

            Total assets                                          $  945,488     $  782,738
                                                                  ==========     ==========

                                  LIABILITIES

Debt                                                              $  405,606     $  387,015
Accounts payable and accrued expenses                                 23,740         19,757
Tenants' security deposits and rents received in advance               8,030          5,580
Accrued distributions                                                 15,051         12,148
                                                                  ----------     ----------

            Total liabilities                                        452,427        424,500

PARTNERS' CAPITAL, Unlimited authorized units; 31,405,642 and
    28,250,803 OP units outstanding at September 30, 1998 and
    December 31, 1997, respectively
General partner                                                      372,132        322,966
Limited partners                                                     120,929         35,272
                                                                  ----------     ----------

            Total partners' capital                                  493,061        358,238
                                                                  ----------     ----------

            Total liabilities and partners' capital               $  945,488     $  782,738
                                                                  ==========     ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                             CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                                  1998           1997
                                                                                ---------      ---------
Cash flows from operating activities:
  Net income attributable to common OP Unitholders                              $  22,092      $  17,380
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                                                 29,535         24,144
     Increase in accrued preferred distributions                                      762             --
     Amortization of deferred financing costs                                         567            354
     Increase) in operating assets                                                 (5,416)        (4,803)
     Increase (decrease) in operating liabilities                                   6,449         (1,380)
                                                                                ---------      ---------
          Net cash provided by operating activities                                53,989         35,695

Cash flows from financing activities:
  Borrowings on lines of credit                                                    83,917         99,287

  Payments on lines of credit                                                     (94,800)       (82,370)
  Mortgage principal payments                                                      (1,716)        (1,124)
  Payoff of mortgage notes                                                         (1,390)            --
  Distributions to common OP Unitholders                                          (40,104)       (29,929)
  Common OP Units reacquired and retired                                             (932)       (19,851)
  Proceeds from the issuance of common OP Units                                    53,777         25,477
  Net proceeds from the issuance of Preferred OP Units                             73,002             --
  Other financing activities                                                          203          3,109
                                                                                ---------      ---------
          Net cash provided by (used in) financing activities                      71,957         (5,401)

Cash flows from investing activities:
  Acquisition of rental properties                                               (109,033)        (2,930)
  Additions to rental property                                                     (9,195)       (15,178)
  Investment in and advances to joint ventures/affiliates                         (22,214)            --
  Payment of merger costs                                                              --        (12,457)
                                                                                ---------      ---------
          Net cash used in investing activities                                  (140,442)       (30,565)
                                                                                ---------      ---------

Decrease in cash and cash equivalents                                             (14,496)          (271)

Cash and cash equivalents, beginning of period                                     14,910            586
                                                                                ---------      ---------
Cash and cash equivalents, end of period                                        $     414      $     315
                                                                                =========      =========

Supplemental cash flow information:
Fair market value of common OP Units issued in connection with acquisitions     $  28,927      $   3,121
                                                                                =========      =========
Debt assumed in connection with acquisitions                                    $  32,579             --
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

2.     ACQUISITION OF RENTAL PROPERTIES

       During the second quarter of 1998, the Company completed the following acquisitions:

           Acquisition                          Acquisition                      Purchase
              Date                             and Location                       Price
           -----------                         ------------                      --------
                                                                              (in thousands)
           April 1998       Purchase of 12 communities in Michigan
                            (10 ) and North Carolina (2), containing an
                            aggregate of 3,036 homesites                           $  75,300

                             CP LIMITED PARTNERSHIP

                                   ----------


2.       ACQUISITION OF RENTAL PROPERTIES CONTINUED:

         During the first quarter of 1998, the Company completed the following acquisitions:

            Acquisition                          Acquisition                         Purchase
                Date                             and Location                         Price
            -----------                          ------------                        --------
                                                                                  (in thousands)
        January 1998          Purchase  of 2  communities  in  South  Carolina,
                              containing an aggregate of  961 homesites                  $15,800

        January 1998          Purchase of 11 manufactured home  communities and
                              3  park model/RV  communities in  Connecticut (4)
                              and  Florida  (10),  containing  an  aggregate of
                              1,372 homesites and 1,359 park model/RV sites               38,200

        March 1998            Purchase of  6  communities  in Indiana  (5)  and
                              Michigan  (1), containing  an aggregate  of 1,521
                              homesites                                                   37,200
                                                                                         -------
                                                                                         $91,200
                                                                                         =======

         The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the contribution received from Chateau from its issuance of common stock in April 1998. The lines of credit were subsequently repaid with the issuance of $75 million of Series A Preferred Units (described below).

         As of September 30, 1998, the Company owned 166 communities with an aggregate of 51,154 residential homesites and 1,359 park model/RV sites. In addition, the Company fee-managed approximately 7,100 residential homesites in 34 communities.

3.       EQUITY TRANSACTIONS:

         In April 1998, the Company completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of this issuance were used to pay off the outstanding balances on the Company's lines of credit, which were used to finance the acquisition of properties. The Series A Preferred Units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereof.

         In February 1998, Chateau received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. Chateau contributed the proceeds to the Company in exchange for the same number of OP Units to Chateau. The contribution was used to finance the March 1998 acquisitions and to reduce outstanding balances under the Company's lines of credit, which were used to finance the January 1998 acquisitions.

                             CP LIMITED PARTNERSHIP

                                   ----------


3.       EQUITY TRANSACTIONS CONTINUED:

         On August 20, 1998, the Company declared a cash distribution of $.455 per common OP Unit to OP Unitholders of record as of September 30, 1998. The distribution was paid on October 15, 1998 and is included in accrued distributions in the accompanying condensed consolidated balance sheet as of September 30, 1998.

         On May 21, 1998, the Company declared a cash distribution of $.455 per common OP Unit to OP Unitholders of record as of June 30, 1998. The distribution was paid on July 15, 1998.

         On February 25, 1998, the Company declared a cash distribution of $.455 per common OP Unit to OP Unitholders of record as of March 31, 1998. The distribution was paid on April 14, 1998.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:


          (In thousands,                    FOR THE THREE MONTHS ENDED      FOR THE NINE  MONTHS ENDED
          except per OP Unit data)          --------------------------      --------------------------
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                             -----------------------         -----------------------
                                              1998            1997            1998            1997
                                             -------         -------         -------         -------
         Basic EPS:
            Income (1) .............         $ 6,889         $ 5,670         $22,092         $17,380
            Common OP Units (2) ....          31,169          28,064          30,556          26,510
            Per common OP Unit .....         $   .22         $   .20         $   .72         $   .66

         Diluted EPS:

           Income (1) ..............         $ 6,889         $ 5,670         $22,092         $17,380
           Common OP Units (3) .....          31,337          28,386          30,751          26,759
           Per common OP Units .....         $   .22         $   .20         $   .72         $   .65

(1)   Represents net income less the income allocated to Series A
      Preferred OP Units.
(2)   Represents the weighted average common OP Units outstanding.
(3) Represents the weighted average common OP Units outstanding, as well as dilutive Chateau stock options.

                             CP LIMITED PARTNERSHIP

                                   ----------

4.       DEBT:

         The following table sets forth certain information regarding debt of the Company outstanding as of September 30, 1998:

                                               Weighted
                                            Interest Rate    Maturity Date    Principal Balance
                                            -------------    -------------    -----------------
                                                                               (in thousands)
         Fixed Rate Mortgage Debt               7.88 %         1999-2011          $  130,661
         Unsecured Senior Notes                 7.46 %         2000-2004             245,000
         Unsecured Lines of Credit              6.53 %         1999-2001              14,117
         Capital Lease Obligation                                                     11,695
         Other Notes Payable                   various          various                4,133
                                                                                  ----------
                                                                                  $  405,606
                                                                                  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and condition of the capital markets that may prevent the Company from achieving its objectives.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997

For the three months ended September 30, 1998, net income before distribution to Preferred OP Units was $8,412,000, an increase of $2,742,000 from the three months ended September 30, 1997. The majority of the increase was due to the acquisitions made in 1997 and during the first nine months of 1998 and increased net operating income from the communities owned by the Company or ROC at the beginning of the 1997 period (the "Core 1997 Portfolio").

Rental revenue for the three months ended September 30, 1998 was $42,729,000, an increase of $7,433,000 from the three months ended September 30, 1997. The majority of the increase was due to acquisitions and to rent increases and occupancy gains from the Company's Core 1997 Portfolio.

Weighted average occupancy for the three months ended September 30, 1998 was 46,955 sites compared with 39,653 sites for the same period in 1997. The occupancy rate was 92.1 percent on 51,154 sites as of September 30, 1998, compared to 91.7 percent on 43,314 sites as of September 30, 1997. The occupancy rate on the stabilized portfolio was 93.6 percent as of September 30, 1998. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1998 was $294 compared with $288 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1998 was $301 compared with $289 for the same period in 1997, an increase of 4.4 percent.

Property operating and maintenance expense for the three months ended September 30, 1998 increased by $1,785,000 or approximately 16.5 percent from the same period a year ago. The majority of the increase was due to the 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 1.7 percent from $91 for the three months ended September 30, 1997 to $90 for the same period in 1998. The decrease was due to the acquisition properties having lower rent and operating
expenses on a per site basis than the Core 1997 Portfolio.   For the Core
Portfolio, on a per site basis, weighted average monthly property operating and maintenance expense increased 3.4 percent to $94.21 per site.

Real estate taxes for the three months ended September 30, 1998, increased by $558,000 or 21.6 percent from the three months ended September 30, 1997. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $22.26 for the three months ended September 30, 1998 compared to $21.67 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended September 30, 1998 decreased slightly compared to the same period in 1997. Administrative expense in 1998 was 3.7 percent of revenues as compared to 4.8 percent in 1997.

Interest and related amortization costs increased for the three months ended September 30, 1998 by $913,000, as compared with the three months ended September 30, 1997. The increase is attributable primarily to the indebtedness incurred to finance the acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.5 percent in 1998 from approximately 7.7 percent in 1997. The decrease is due primarily to the issuance of $100 million of the MandatOry Par Put Remarketing Securities in December 1997 at an effective rate of 6.44 percent and a lower borrowing rate of 80 basis points over LIBOR on the Company's short term lines of credit.

Depreciation expense for the three months ended September 30, 1998 increased $1,609,000 from the same period a year ago. The increase is directly attributable to acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

Comparison of nine months ended September 30 1998 to nine months ended September 30, 1997

For the nine months ended September 30, 1998, net income before distribution to Preferred OP Units was $24,817,000, an increase of $7,437,000 from the nine months ended September 30, 1997. The increase was due primarily to the Merger, the acquisitions and increased net operating income from communities in the Company's Core 1997 Portfolio.

Rental revenue for the first nine months of 1998 was $124,036,000; an increase of $25,016,000 from the first nine months of 1997. The majority of the increase was due to the Merger and the acquisitions in 1997 and in 1998. Rental revenue increased 25 percent due to rent increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the nine months ended September 30, 1998 was 45,481 sites compared with 37,390 sites for the same period in 1997. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1998 was $292 compared with $286 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1998 was $298 compared with $284 for the same period in 1997, an increase of 4.9 percent.

Management fee, interest and other income primarily includes management fee income for the management of 34 manufactured home communities, equity earnings from Community Sales, Inc., the Company's home sales subsidiary ("CSI") and interest income on notes receivable and advances to joint ventures/affiliates. CSI sold 375 new or pre-owned homes this year as compared to 311 in the same period of 1997. CSI earned commissions in brokered sales of approximately 900 homes in the first nine months of 1998 as compared to 600 in the same period of 1997. Although the number of sales has increased in 1998 over 1997, the income recognized by the Company in 1998 from CSI was less than what the Company expected. This was due in part to lower margins on sales and the start up costs incurred with CSI's new Financial Services Division. In addition, CSI anticipated higher sales growth in 1998 and increased its sales and administrative staff accordingly.

Property operating and maintenance expense for the nine months ended September 30, 1998 increased by $6,918,000 from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 2.1 percent from $85 for the nine months ended September 30, 1997 to $87 for the same period in 1998. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in February 1997. For the Core 1997 Portfolio, on a per site basis, weighted average monthly property operating and maintenance expense increased 4.8 percent to $88.93 per site.

Real estate taxes for the nine months ended September 30, 1998, increased by $1,890,000 or 26.0 percent from the nine months ended September 30, 1997. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted real estate taxes were $22.38 for the nine months ended September 30, 1998 compared to $21.61 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the nine months ended September 30, 1998 increased due to the Company's increased size. Administrative expense in 1998 was 4.5 percent of revenues as compared to 5.2 percent in 1997.

Interest and related amortization costs increased for the nine months ended September 30, 1998 by $4,398,000, as compared with the nine months ended September 30, 1997. The increase is attributable to the indebtedness incurred to finance the 1997 and 1998 acquisitions. Interest expense as a percentage of average debt outstanding remained relatively unchanged.

Depreciation expense for the nine months ended September 30, 1998 increased $5,391,000 from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $53,989,000 for the nine months ended September 30, 1998, compared to $35,695,000 for the nine months ended September 30, 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $71,957,000. This was due primarily to $53.8 million of net cash contribution from Chateau from the proceeds it received from the issuance in February 1998 of common stock and $73 million in net proceeds received by the Company from the issuance in April 1998 of $75 million of Series A Preferred OP Units to an institutional investor. These proceeds were offset partially by $40 million in distributions paid to OP Unitholders in the first nine months of 1998 and net repayments on the lines of credit of $11 million.

Net cash used in investing activities for the nine months ended September 30, 1998 was $140,442,000. This amount represents acquisitions, joint venture investments, capital expenditures and construction and development costs. In the first nine months of 1998, the Company acquired, through four separate portfolio acquisitions, 31 manufactured home communities and three park model/RV communities with a total of 6,890 homesites and 1,359 park model/RV sites. Nine of the properties acquired, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long term ground leases. The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the proceeds received from Chateau from the issuance of its common stock. The lines of credit were subsequently repaid with the issuance of $75 million of Series A Preferred OP Units. For the nine months ended September 30, 1998, construction and development costs, including joint venture investments and advances were approximately $9 million, while recurring property capital expenditures, other than construction and development costs, were approximately $4 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In August 1998, the Company renegotiated its line of credit with Bank One, N.A. (the "Bank One Credit Facility") increasing the line from $75 million to $100 million. The interest rate was reduced from LIBOR plus 110 basis points to a maximum of LIBOR plus 80 basis points and its maturity date was extended to 2001.

As of September 30, 1998, in addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 1998, approximately $14.1 million was outstanding under the Credit Facilities and the Company had available $93.4 million in additional borrowing capacity.

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

As of September 30, 1998, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 3.2 years, respectively, and $131 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.7 years, respectively. As of September, 30, 1998, the Company had approximately $406 million of total debt outstanding, representing 29 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the $14 million outstanding on the Company's Credit Facilities and has a weighted average interest rate of 7.6 percent.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit and the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors the issuance of additional equity or debt securities.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Company's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Company is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Company's offices and properties. The Company anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Company does not expect to be material.

The Company is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Company's operations.

The Company, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Company and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents do not pose Year 2000 problems for the Company in view of the nature of the Company's properties.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Company.

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

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                           ----------------------      ----------------------
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             1998          1997          1998          1997
                                           --------      --------      --------      --------
                                                             (in thousands)
Net income                                 $  8,412      $  5,670      $ 24,817      $ 17,380

Plus:

    Depreciation and amortization            10,577         8,968        29,535        24,144

Less:

    Depreciation expense on
      corporate assets                          (62)          (62)         (187)         (174)
    Distribution to Preferred OP Units       (1,523)           --        (2,725)           --
                                           --------      --------      --------      --------


    FFO                                    $ 17,404      $ 14,576      $ 51,440      $ 41,350
                                           ========      ========      ========      ========

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

PART II.         OTHER INFORMATION

Item 1. Legal Proceedings

Three separate purported class actions have been filed against the Company and the directors of Chateau in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to the Merger with ROC and refusing to endorse alternative transactions proposed by Manufactured Home Communities, Inc. or Sun Communities, Inc. The three class actions are entitled Harbor Finance Partners v. Chateau Properties, et al. (Case No. 157467), Niles v. Chateau Properties, et al. (Case No. 158284), and ZSA Asset Allocation Fund v. Boll, et al. (Case No. 158652) and were filed on or about September 12, 1996, September 27, 1996 and October 4, 1996, respectively. The Company agreed to settle the Harbor, Niles, and ZSA actions brought in 1996 for $287,000 plus expenses not to exceed $25,000, subject to court approval. Reimbursement from Chateau's directors' and officers' liability insurer, Genesis Insurance, Co., is being pursued in the amount of approximately $1.1 million, which includes the amount of the settlement plus expenses incurred in the course of the defense and settlement of these actions.

A hearing has been scheduled for December 2, 1998. Any objecting shareholder of Chateau must give notice by that date. The Company expects the judge to enter an order approving the settlement. Chateau shareholders will have up to 20 days after the hearing to appeal. If there are no appeals, the Company will then fund the settlement.

Item 2.          Changes in Securities
                 None

Item 3.          Defaults Upon Senior Securities
                 Not Applicable

Item 4.          Submission of Matters for a Vote of Security Holders
                 Not Applicable

Item 5. Other Information
PROPERTY LISTING AND INFORMATION

The following table sets forth certain information, as of September 30, 1998, regarding the properties.

-------------------------------------------------------------------------------------------------------------
STABLE PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                        TOTAL                      AVERAGE
                                                                      NUMBER OF    OCCUPANCY AS  MONTHLY RENT
                                                   LOCATION             SITES           OF          PER SITE
-------------------------------------------------------------------------------------------------------------
COMMUNITY                         STATE      (CLOSEST MAJOR CITY)        9/30/98       9/30/98       9/30/98
-------------------------------------------------------------------------------------------------------------
100 Oaks                          AL         Fultondale                     230            92%         $199
Bermuda Palms                     CA         Palm Springs                   185            93%         $340
Eastridge                         CA         San Jose                       187            99%         $616
La Quinta Ridge                   CA         Palm Springs                   152            85%         $416
The Colony                        CA         Palm Springs                   220            97%         $679
The Orchard                       CA         San Francisco                  233           100%         $546
CV-Denver                         CO         Denver                         345            94%         $362
CV-Longmont                       CO         Longmont                       310           100%         $374
Friendly Village                  CO         Greeley                        226            98%         $288
Pine Lakes Ranch                  CO         Denver                         762            98%         $317
Redwood Estates                   CO         Denver                         753            97%         $313
Cedar Grove                       CT         New Haven                       60            98%         $282
Evergreen                         CT         New Haven                      102           100%         $284
Green Acres                       CT         New Haven                       64           100%         $279
Highland                          CT         New Haven                       50            98%         $295
Anchor North                      FL         Tampa Bay                       94            97%         $260
Audubon                           FL         Orlando                        280            98%         $271
Colony Cove                       FL         Sarasota                     2,207           100%         $321
Conway Circle                     FL         Orlando                        111            99%         $299
Crystal Lake                      FL         St. Petersburg                 166            96%         $256
CV-Jacksonville                   FL         Jacksonville                   643            95%         $296
Del Tura                          FL         Fort Myers                   1,342            88%         $432
Eldorado Estates                  FL         Daytona Beach                  126            97%         $249
Emerald Lake                      FL         Fort Myers                     201           100%         $293
Fairways Country Club             FL         Orlando                      1,141            99%         $289
Hidden Valley                     FL         Orlando                        303           100%         $283
Indian Rocks                      FL         Clearwater                     148            65%         $227
Jade Isle                         FL         Orlando                        101            96%         $297
Lakeland Harbor                   FL         Tampa                          504           100%         $246
Lakeland Junction                 FL         Tampa                          191           100%         $192
Lakes at Leesburg                 FL         Orlando                        640           100%         $254
Land O' Lakes                     FL         Orlando                        173           100%         $241
Midway Estates                    FL         Vero Beach                     204            83%         $298
Mobiland-by-the-Sea               FL         Melbourne                      217            68%         $310
Oak Springs                       FL         Orlando                        438            74%         $234
Orange Lake                       FL         Orlando                        242            96%         $238
Palm Beach Colony                 FL         West Palm Beach                285            96%         $296
Pedaler's Pond                    FL         Orlando                        214            84%         $189

-------------------------------------------------------------------------------------------------------------
STABLE PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                        TOTAL                      AVERAGE
                                                                      NUMBER OF    OCCUPANCY AS  MONTHLY RENT
                                                   LOCATION             SITES           OF          PER SITE
-------------------------------------------------------------------------------------------------------------
COMMUNITY                         STATE      (CLOSEST MAJOR CITY)        9/30/98       9/30/98       9/30/98
-------------------------------------------------------------------------------------------------------------
Pinellas Cascades                 FL         Clearwater                     238            95%         $356
Shady Lane                        FL         Clearwater                     108            94%         $259
Shady Oaks                        FL         Clearwater                     250            99%         $316
Shady Village                     FL         Clearwater                     156            96%         $295
Southwind Village                 FL         Naples                         337            93%         $292
Starlight Ranch                   FL         Orlando                        783            94%         $288
Tarpon Glen                       FL         Clearwater                     170            90%         $282
Town & Country                    FL         Orlando                         73            97%         $287
Whispering Pines                  FL         Clearwater                     392            98%         $349
Winter Haven Oaks                 FL         Orlando                        343            52%         $204
Atlanta Meadows                   GA         Atlanta                         75            93%         $231
Camden Point                      GA         Kingsland                      268            46%         $179
Castlewood Estates                GA         Atlanta                        334            84%         $289
Colonial Coach Estates            GA         Atlanta                        481            81%         $265
Golden Valley                     GA         Atlanta                        131            92%         $244
Landmark                          GA         Atlanta                        524            93%         $281
Marnelle                          GA         Atlanta                        205            97%         $259
Oak Grove Estates                 GA         Albany                         174            96%         $133
Paradise Village                  GA         Albany                         226            96%         $138
Lakewood Estates                  IA         Davenport                      172            96%         $249
Terrace Heights                   IA         Dubuque                        317            97%         $245
Coach Royale                      ID         Boise                           91            99%         $266
Maple Grove Estates               ID         Boise                          270            98%         $278
Shenandoah Estates                ID         Boise                          154            97%         $273
Falcon Farms                      IL         Moline                         215            89%         $228
Maple Ridge/Valley                IL         Kankakee                       276           100%         $234
Broadmore                         IN         South Bend                     292            86%         $231
Forest Creek                      IN         South Bend                     167            93%         $279
Fountainview                      IN         Marion                         120            88%         $154
Hickory Knoll                     IN         Indianapolis                   325            99%         $282
Mariwood                          IN         Indianapolis                   296            93%         $275
Oak Ridge                         IN         South Bend                     204            97%         $229
Pendleton                         IN         Indianapolis                   102            99%         $205
Sherwood                          IN         Marion                          89            83%         $154
Skyway                            IN         Indianapolis                   156            98%         $273
Twin Pines                        IN         Goshen                         238            98%         $224
Mosby's Point                     KY         Cincinnati                     150            97%         $278
Rolling Hills                     KY         Louisville                     158            94%         $192
Pinecrest Village                 LA         Shreveport                     446            70%         $156
Stonegate, LA                     LA         Shreveport                     157            98%         $175
Hillcrest                         MA         Boston                          83            94%         $299
Leisurewoods Rockland             MA         Boston                         394            99%         $284
The Glen                          MA         Boston                          36           100%         $362
Arbor Village                     MI         Jackson                        266            98%         $238
Avon                              MI         Detroit                        617           100%         $389
Canterbury Estates                MI         Grand Rapids                   209            61%         $235


-------------------------------------------------------------------------------------------------------------
STABLE PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                        TOTAL                      AVERAGE
                                                                      NUMBER OF    OCCUPANCY AS  MONTHLY RENT
                                                   LOCATION             SITES           OF          PER SITE
-------------------------------------------------------------------------------------------------------------
COMMUNITY                         STATE      (CLOSEST MAJOR CITY)        9/30/98       9/30/98       9/30/98
-------------------------------------------------------------------------------------------------------------
Chesterfield                      MI         Detroit                        345            99%         $356
Chestnut Creek                    MI         Flint                          160            97%         $325
Clinton                           MI         Detroit                      1,000            98%         $354
Colonial Acres                    MI         Kalamazoo                      612            96%         $268
Colonial Manor                    MI         Kalamazoo                      195            98%         $258
Country Estates                   MI         Grand Rapids                   254            94%         $268
Cranberry                         MI         Pontiac                        232           100%         $344
Ferrand Estates                   MI         Grand Rapids                   420           100%         $321
Holiday Estates                   MI         Grand Rapids                   205           100%         $307
Howell                            MI         Lansing                        455           100%         $349
Huron Estates                     MI         Flint                          111            66%         $204
Lake in the Hills                 MI         Detroit                        238            99%         $356
Leonard Gardens                   MI         Grand Rapids                   168            99%         $352
Macomb                            MI         Detroit                      1,426            98%         $352
Millbrook Manor                   MI         Lansing                        305            91%         $205
Norton Shores                     MI         Grand Rapids                   656            86%         $245
Novi                              MI         Detroit                        725            98%         $388
Oakhill                           MI         Flint                          504            90%         $344
Old Orchard                       MI         Flint                          200           100%         $303
Orion                             MI         Detroit                        423            99%         $337
Pinewood                          MI         Columbus                       380            99%         $275
Royal Estates                     MI         Kalamazoo                      183            92%         $298
Science City                      MI         Midland                        171            99%         $282
Springbrook                       MI         Utica                          398            97%         $315
Sun Valley                        MI         Jackson                        203            96%         $239
Swan Creek                        MI         Ann Arbor                      294           100%         $333
The Highlands                     MI         Flint                          682            89%         $251
Torrey Hills                      MI         Flint                          346            98%         $330
Valley Vista                      MI         Grand Rapids                   137            93%         $306
Villa                             MI         Flint                          319            97%         $323
Yankee Spring                     MI         Grand Rapids                   284            82%         $244
Cedar Knolls                      MN         Minneapolis                    458            99%         $365
Cimmaron                          MN         St. Paul                       505            99%         $368
President's Park                  MN         Grand Forks                    174            78%         $213
Rosemount                         MN         Minneapolis/St. Paul           182           100%         $360
Twenty-Nine Pines                 MN         St. Paul                       152            93%         $294
Countryside Village  G.F.         MT         Great Falls                    222            97%         $198
Autumn Forest                     NC         Greensboro                     299            97%         $206
Foxhall Village                   NC         Raleigh                        315            99%         $321
Oakwood Forest                    NC         Greensboro                     481            93%         $249
Woodlake                          NC         Greensboro                     308            99%         $217
Buena Vista                       ND         Fargo                          400            97%         $245
Columbia Heights                  ND         Grand Forks                    302           100%         $257
Meadow Park                       ND         Fargo                          118            86%         $179
Casa Linda                        NV         Las Vegas                      107            95%         $417
Casual Estates                    NY         Syracuse                     1,050            77%         $320


-------------------------------------------------------------------------------------------------------------
STABLE PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                        TOTAL                      AVERAGE
                                                                      NUMBER OF    OCCUPANCY AS  MONTHLY RENT
                                                   LOCATION             SITES           OF          PER SITE
-------------------------------------------------------------------------------------------------------------
COMMUNITY                         STATE      (CLOSEST MAJOR CITY)        9/30/98       9/30/98       9/30/98
-------------------------------------------------------------------------------------------------------------
Meadowbrook                       NY         Ithaca                         237            74%         $255
Oak Orchard Estates               NY         Rochester                      235            94%         $273
Shadybrook                        NY         Syracuse
Vance                             OH         Columbus                       110            96%         $206
Willo-Arms                        OH         Cleveland                      262           100%         $184
Yorktowne                         OH         Cincinnati                     354            98%         $309
Crestview                         OK         Stillwater                     237            91%         $189
Knoll Terrace                     OR         Salem                          212            99%         $336
Riverview                         OR         Portland                       133            98%         $365
Saddlebrook                       SC         Charleston                     426            94%         $176
Homestead Ranch                   TX         McAllen                        126            91%         $215
Leisure World                     TX         Brownsville                    201            90%         $181
The Homestead                     TX         McAllen                         99            98%         $212
Trail's End                       TX         Brownsville                    307            77%         $175
Eagle Point                       WA         Seattle                        230            99%         $433
Breazeale                         WY         Laramie                        116            97%         $226

-------------------------------------------------------------------------------------------------------------
Totals                                                                   45,507            94%         $314
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
ACTIVE EXPANSION
PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                        TOTAL                      AVERAGE
                                                                      NUMBER OF    OCCUPANCY AS  MONTHLY RENT
                                                   LOCATION             SITES           OF          PER SITE
-------------------------------------------------------------------------------------------------------------
COMMUNITY                         STATE      (CLOSEST MAJOR CITY)        9/30/98       9/30/98       9/30/98
-------------------------------------------------------------------------------------------------------------
Crystal Lakes                     FL         Tampa                           329            53%         $150
Foxwood Farms                     FL         Orlando                         375            75%         $187
Gold Tree                         FL         Tampa                           295            88%         $328
Butler Creek                      GA         Augusta                         358            83%         $176
Leisurewoods Taunton              MA         Boston                          128            90%         $262
Algoma Estates                    MI         Grand Rapids                    294            92%         $282
Anchor Bay                        MI         Detroit                       1,384            92%         $328
Forest Lake Estates               MI         Grand Rapids                    221            77%         $273
Grand Blanc                       MI         Flint                           415            95%         $244
Westbrook                         MI         Detroit                         162            61%         $364
Springfield Farms                 MO         Springfield                     134            60%         $172
Hunter's Chase                    OH         Lima                            136            38%         $175
Carnes Crossing                   SC         Summerville                     535            94%         $163
Conway Plantation                 SC         Myrtle Beach                    299            63%         $179
Eagle Creek                       TX         Tyler                           198            41%         $162
Regency Lakes                     VA         Winchester                      384            68%         $208

-------------------------------------------------------------------------------------------------------------
Totals                                                                     5,647            80%         $228
-------------------------------------------------------------------------------------------------------------

Item 6.          Exhibits and Reports on Form 8-K

                 (a) Exhibits and Index of Exhibits
                     (27.) Financial Data Schedule

                 (b) Reports on Form 8-K
                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 12th day of November, 1998.

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

                                  EXHIBIT INDEX

EXHIBIT
NO.                  DESCRIPTION
-------              -----------
  27                 Financial Data Schedule