Form 10-K
period 1998-12-31
CP LTD PARTNERSHIP
filed 1999-03-26
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                 FORM 10-K
(Mark One)

      X      Annual report pursuant to Section 13 or 15(d) of the Securities
    -----    Exchange Act of 1934


                     For the year ended December 31, 1998
                                      OR
   _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes      X           No _________
     ---------

                             CP LIMITED PARTNERSHIP

                            FORM 10-K ANNUAL REPORT
                     for the year ended December 31, 1998
                               TABLE OF CONTENTS

                               -----------------

Item                                                                             Pages
----                                                                             -----
                                    PART I
         1.     Business...........................................................3

         2.     Properties.........................................................9

         3.     Legal Proceedings.................................................15

         4.     Submission of Matters to a Vote of Security Holders...............15

                                    PART II
         5.     Market for Registrant's Common Equity and
                      Related Security Holder Matters.............................15

         6.     Selected Financial Data...........................................16

         7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.........................18

         8.     Financial Statements and Supplementary Data.......................26

         9.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.........................47

                                   PART III
         10.    Directors and Executive Officers of the Registrant................48

         11.    Executive Compensation............................................48

         12.    Security Ownership of Certain Beneficial Owners
                      and Management..............................................48

         13.    Certain Relationships and Related Transactions....................48

                                    PART IV
         14.    Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K.........................................49

                Signatures........................................................53

                         FINANCIAL STATEMENT SCHEDULES
                CP Limited Partnership Financial Statement Schedules..............F1

                                 PART I

Item 1.   Business
-------   --------

General Development of Business.

CP Limited Partnership (the "Company") is a Maryland Partnership. Chateau Communities, Inc. ("Chateau"), a Maryland Corporation, is a self-administered and self-managed equity real estate investment trust ("REIT") and is one of the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. Chateau conducts substantially all of its activities through the Company in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Company, an approximate 89% general partner interest.
The Company owns and operates 164 manufactured home community properties (the "Properties") containing 50,887 homesites and 1,359 park model/RV sites in 28 states. The Company also fee manages 36 manufactured home community properties containing 7,500 homesites. The Company is also involved in the development and expansion of manufactured home communities and through its subsidiary, Community Sales, Inc., the sale of new and pre-owned homes, brokerage of used homes and assisting residents in the arrangements of financing and insurance services.

Formation of the Company

The Company was formed by Chateau, as general partner, and Chateau Estates, as the initial limited partner, on September 16, 1993.

On February 11, 1997, the Company completed a strategic merger of equals with ROC (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC are included in the results of operations of the Company beginning in February 1997.

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

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs and gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include a clubhouse, swimming pools and jacuzzis, playgrounds, basketball courts, picnic areas, shuffleboard courts, tennis courts, cable television service, golf courses, marinas and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site. Additionally, manufactured home communities tend to have stable resident bases, with relatively few residents moving manufactured homes out of the communities. Management thus tends to be more stable, and capital expenditure needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and the selective acquisition and selective development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

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

    * Offering potential community residents the convenience of purchasing a home already in place within the community or ordering a new product;

    * Increasing value to residents and Unitholders of the Company by providing additional value-added leasing programs to our residents; and

    * Assisting potential residents in securing financing and insurance for their home.

Acquisitions, Development and Expansions

   * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land;

   * Acquiring properties in existing markets in order to achieve economies of scale in operations, and in new markets where portfolios may be acquired with regional management in place;

   * Utilizing the expertise and relationships developed by the Company's management to identify acquisition and development opportunities;

   * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand; and

   * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.

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

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from its manufactured home communities and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. During 1998, the Company substantially completed the development of 407 expansion sites. As of December 31, 1998, the Company owned undeveloped land adjacent to existing communities containing approximately 4,700 expansion sites, which are zoned for manufactured housing. All necessary utilities are available at these expansion sites; however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development.

1998 Property Acquisitions

During 1998, the Company completed the following acquisitions:


         Acquisition                     Acquisition                                          Purchase
             Date                        and Location                                          Price
        ---------------                  ------------                                         ------
                                                                                           (in thousands)

        January 1998             2 communities in South Carolina, containing an
                                 aggregate of  961 homesites                                     $15,900


        January 1998             11 manufactured home communities and 3 park
                                 model/RV communities in Connecticut (4) and Florida
                                 (10), containing an aggregate of 1,372 homesites
                                 and 1,359 park model/RV sites                                    38,700




        March 1998               6 communities in Indiana (5) and Michigan (1),
                                 containing an aggregate of 1,521 homesites                       37,600

        April 1998               12 communities in Michigan (10 )
                                 and North Carolina (2), containing an aggregate
                                 of 3,036 homesites                                               78,100
                                                                                                --------
                                                                                                $170,300
                                                                                                ========

Community Sales, Inc.

The Company conducts its sales and brokerage activities through Community Sales, Inc. ("CSI"), which is operated as a taxable subsidiary of the Company. During 1998, CSI sold 481 new or pre-owned homes and brokered the sales of 1,067 homes. CSI added a Financial Services Division, which arranges financing and insurance services for prospective residents. During 1998, the Financial Services Division arranged financing on approximately 250 loans.

The Windsor Corporation

In September 1997, the Company completed the acquisition of The Windsor Corporation ("Windsor"), the general partner in five partnerships and advisor to one REIT, N'Tandem Trust ("N'Tandem", previously known as Windsor Real Estate Investment Trust 8). These six entities owned 30 manufactured home communities (containing 6,300 homesites), all of which have been managed by the Company or ROC on a fee basis since 1993.

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common shares of N'Tandem and issued two notes; one secured and one unsecured, for an aggregate of $5,001,000 due March 1999 for the acquisition by N'Tandem of one community in Montgomery, Alabama. On November 30, 1998, N'Tandem borrowed $5,650,000 from the Company for the acquisition of three communities in Lexington Park, Maryland. The notes bear interest at the prime rate of interest plus one percent per annum and are due November 1999. The Company owns approximately 17 percent of N'Tandem's outstanding common stock and accounts for its investment on an equity basis, recognizing income from an advisory agreement and interest income on the notes as earned. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.

Competition

Many of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at its communities and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

Employees

As of December 31, 1998, the Company had approximately 1,200 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the residents and properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 53 corporate employees who assist on-site administrators in all property management functions.

Commitment to resident satisfaction is demonstrated by the ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional and divisional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.

Tax Status

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns. Therefore, no provision for income taxes is included in the Company's financial statements.

Cautionary Statements Concerning Forward-Looking Information

Certain information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and general accounting principles. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 2.   Properties
-------   ----------

At December 31, 1998, the Properties consisted of 165 manufactured home communities containing 51,101 homesites and 1,359 park model/RV sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 36 manufactured home communities containing 7,500 sites in 15 states. The Company also owned land adjacent to certain existing communities containing approximately 4,700 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1998, the Properties had an occupancy rate of approximately 92.4 percent with weighted average rent for the year ended December 31, 1998 of $292 per month. This compares to an occupancy rate of 92 percent and with weighted average rent of $287 per month for the prior year. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and playgrounds. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, libraries, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and marinas.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. The communities have extensive guidelines for maintenance. It is management's role to provide maintenance of common areas, facilities and amenities and to ensure that residents comply with community policies. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of three to four percent.

Leases

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute.

Indebtedness

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of December 31, 1998.

                                                                                       Weighted
                                                                                        Average
                                                    Amount of         Percent of       Interest         Maturity
                                                   Indebtedness       Total Debt          Rate            Date
                                                   ------------       ---------           ----            ----
                                                  (in thousands)
Mortgage Debt:


Del Tura                                             $ 32,120              7.8%          8.40%           2000
Macomb                                                 15,574              3.8%          9.82%           1999
Other (11 properties)                                  24,575              6.0%          7.68%        1999-2011
Pacific Life (37 properties)                           57,179             13.9%          7.16%           2000
                                                     --------             ----           ----

   Total Mortgage                                     129,448             31.5%          7.89%

Unsecured Debt:

Unsecured Senior Notes                                 70,000             17.0%          7.52%           2003
Unsecured Senior Notes                                 75,000             18.2%          8.75%           2000
Unsecured Senior Notes                                100,000             24.4%          6.44%           2004
                                                     --------             ----           ----

   Total Unsecured                                    245,000             59.6%          7.50%
                                                     --------             ----           ----

                                                      374,448             91.1%          7.60%
   Total Fixed Rate

Variable Rate Debt:

Credit Facilities                                      36,735              8.9%          6.39%         1999-2001
                                                     --------

   Total Secured and Unsecured Debt                  $411,183
                                                     ========

Based on the average amount outstanding under the Credit Facilities during the year ended December 31, 1998 of approximately $20,600,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitilized items) would have been increased or decreased by approximately $206,000.

The following table sets forth certain information, as of December 31, 1998, regarding the Properties.

The Company classifies all of its properties in either the Stable Portfolio or the Active Expansion Portfolio. The Stable Portfolio includes the communities where we do not have, or have not recently had, expansion of the community. These communities generally have stable occupancy rates. The Active Expansion Portfolio are those properties where the Company is currently, or has recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our stable portfolio as they are in the lease-up phase. In addition, the Company owns three park model/RV communities.

Property
Information

The following table sets forth certain information, as of December 31, 1998, regarding the properties.


                                                                                                                   Weighted
                                                                                      Total                         Average
                                                                       Total        Number of        Occupancy    Monthly Rent
                                                     Location       Communities       Sites            as of        Per Site
---------------------------------------------------------------------------------------------------------------------------
Community                           State        (Closest Major City)               12/31/98         12/31/98      12/31/98
---------------------------------------------------------------------------------------------------------------------------
  100 Oaks                             AL           Fultondale                          230            92%           $197
                      Total Alabama                                         1           230            92%           $197
  Bermuda Palms                        CA           Palm Springs                        185            98%           $335
  Eastridge                            CA           San Jose                            187            99%           $617
  La Quinta Ridge                      CA           Palm Springs                        152            88%           $408
  The Colony                           CA           Palm Springs                        220            98%           $649
  The Orchard                          CA           San Francisco                       233           100%           $550
                   Total California                                         5           977            97%           $522
  CV-Denver                            CO           Denver                              345            94%           $353
  CV-Longmont                          CO           Longmont                            310           100%           $363
  Friendly Village                     CO           Greeley                             226            98%           $280
  Pine Lakes Ranch                     CO           Denver                              762            98%           $310
  Redwood Estates                      CO           Denver                              753            97%           $306
                     Total Colorado                                         5         2,396            97%           $319
  Cedar Grove                          CT           New Haven                            60           100%           $286
  Evergreen                            CT           New Haven                           102            99%           $289
  Green Acres                          CT           New Haven                            64            98%           $280
  Highland                             CT           New Haven                            50            98%           $313
                    Total Connecticut                                      4            276            99%           $291
  Anchor North                         FL           Tampa Bay                            94            96%           $261
  Audubon                              FL           Orlando                             280            97%           $256
  Colony Cove                          FL           Sarasota                          2,207           100%           $321
  Conway Circle                        FL           Orlando                             111            98%           $297
  Crystal Lake                         FL           St. Petersburg                      166            95%           $259
* Crystal Lakes                        FL           Tampa                               330            53%           $149
  CV-Jacksonville                      FL           Jacksonville                        643            96%           $290
  Del Tura                             FL           Fort Myers                        1,342            89%           $435
  Eldorado Estates                     FL           Daytona Beach                       126            95%           $248
  Emerald Lake                         FL           Fort Myers                          201           100%           $285
  Fairways Country Club                FL           Orlando                           1,141            99%           $287
* Foxwood Farms                        FL           Orlando                             375            75%           $188
* Gold Tree                            FL           Tampa                               295            89%           $326
  Hidden Valley                        FL           Orlando                             303           100%           $282
  Indian Rocks                         FL           Clearwater                          148            64%           $231
  Jade Isle                            FL           Orlando                             101            99%           $297
  Lakeland Harbor                      FL           Tampa                               504           100%           $246
  Lakeland Junction                    FL           Tampa                               191           100%           $192
  Lakes at Leesburg                    FL           Orlando                             640           100%           $254
  Land O' Lakes                        FL           Orlando                             173            99%           $242

                                      11

                                                                                                                   Weighted
                                                                                      Total                         Average
CORE                                                                   Total        Number of        Occupancy    Monthly Rent
PORTFOLIO                                            Location       Communities       Sites            as of        Per Site
------------------------------------------------------------------------------------------------------------------------------
Community                           State        (Closest Major City)               12/31/98         12/31/98      12/31/98
------------------------------------------------------------------------------------------------------------------------------

   Midway Estates                      FL               Vero Beach                      204             82%        $303
   Mobiland-by-the-Sea                 FL               Melbourne                       217             71%        $306
   Oak Springs                         FL               Orlando                         438             74%        $233
   Orange Lake                         FL               Orlando                         242             94%        $237
   Palm Beach Colony                   FL               West Palm Beach                 285             95%        $297
   Pedaler's Pond                      FL               Orlando                         214             85%        $188
   Pinellas Cascades                   FL               Clearwater                      238             92%        $353
   Shady Lane                          FL               Clearwater                      108             94%        $257
   Shady Oaks                          FL               Clearwater                      250             99%        $317
   Shady Village                       FL               Clearwater                      156             98%        $299
   Southwind Village                   FL               Naples                          337             93%        $297
   Starlight Ranch                     FL               Orlando                         783             94%        $284
   Tarpon Glen                         FL               Clearwater                      170             90%        $272
   Town & Country                      FL               Orlando                          73             96%        $287
   Whispering Pines                    FL               Clearwater                      392             98%        $346
   Winter Haven Oaks                   FL               Orlando                         343             52%        $205
                          Total Florida                                   36         13,821             92%        $292
   Atlanta Meadows                    GA               Atlanta                           75             97%        $226
*  Butler Creek                       GA               Augusta                          358             82%        $177
   Camden Point                       GA               Kingsland                        268             47%        $175
   Castlewood Estates                 GA               Atlanta                          334             84%        $306
   Colonial Coach Estates             GA               Atlanta                          481             85%        $266
   Golden Valley                      GA               Atlanta                          131             96%        $241
   Landmark                           GA               Atlanta                          524             95%        $266
   Marnelle                           GA               Atlanta                          205             99%        $253
   Oak Grove Estates                  GA               Albany                           174             97%        $134
   Paradise Village                   GA               Albany                           226             95%        $138
                          Total Georgia                                   10          2,776             86%        $229
   Lakewood Estates                   IA               Davenport                        172             94%        $242
   Terrace Heights                    IA               Dubuque                          317             97%        $245
                             Total Iowa                                    2            489             96%        $244
   Coach Royale                       ID               Boise                             91             99%        $262
   Maple Grove Estates                ID               Boise                            270             99%        $274
   Shenandoah Estates                 ID               Boise                            154             97%        $265
                           Total Idaho                                     3            515             98%        $269
   Falcon Farms                       IL               Moline                           215             91%        $220
   Maple Ridge / Valley               IL               Kankakee                         276            100%        $233
                         Total Illinois                                    2            491             96%        $227
*  Broadmore                          IN               South Bend                       297             89%        $226
   Forest Creek                       IN               South Bend                       167             97%        $273
*  Fountainvue                        IN               Marion                           120             87%        $153
   Hickory Knoll                      IN               Indianapolis                     325             99%        $281
   Mariwood                           IN               Indianapolis                     296             94%        $276
   Oak Ridge                          IN               South Bend                       204            100%        $227
   Pendleton                          IN               Indianapolis                     102             98%        $205
   Sherwood                           IN               Marion                            89             80%        $167
   Skyway                             IN               Indianapolis                     156             97%        $272
   Twin Pines                         IN               Goshen                           238             97%        $216

                          Total Indiana                                   10          1,994             95%        $241





                                                                                                                   Weighted
                                                                                      Total                         Average
CORE                                                                      Total      Number of        Occupancy    Monthly Rent
PORTFOLIO                                               Location       Communities    Sites            as of        Per Site
------------------------------------------------------------------------------------------------------------------------------
Community                              State     (Closest Major City)                12/31/98         12/31/98      12/31/98
------------------------------------------------------------------------------------------------------------------------------

   Mosby's Point                       KY              Cincinnati                     150               97%         $275
   Rolling Hills                       KY              Louisville                     158               95%         $190
                          Total Kentucky                                    2         308               96%         $232
   Pinecrest Village                   LA               Shreveport                    446               71%         $150
   Stonegate, LA                       LA               Shreveport                    157               97%         $170
                        Total Louisiana                                     2         603               78%         $155
   Hillcrest                           MA               Boston                         83               94%         $280
   Leisurewoods Rockland               MA               Boston                        394               99%         $286
*  Leisurewoods Taunton                MA               Boston                        128               94%         $249
   The Glen                            MA               Boston                         36              100%         $365
                     Total Massachusetts                                    4         641               97%         $282
*  Algoma Estates                      MI               Grand Rapids                  294               95%         $276
*  Anchor Bay                          MI               Detroit                     1,384               93%         $326
   Arbor Village                       MI               Jackson                       266               98%         $241
   Avon                                MI               Detroit                       617               99%         $385
   Canterbury Estates                  MI               Grand rapids                  209               77%         $224
   Chesterfield                        MI               Detroit                       345               98%         $350
   Chestnut Creek                      MI               Flint                         160               96%         $304
   Clinton                             MI               Detroit                     1,000               99%         $352
   Colonial Acres                      MI               Kalamazoo                     612               96%         $271
   Colonial Manor                      MI               Kalamazoo                     195               97%         $259
   Country Estates                     MI               Grand Rapids                  254               93%         $260
   Cranberry                           MI               Pontiac                       232              100%         $336
   Ferrand Estates                     MI               Grand Rapids                  420               99%         $317
*  Forest Lake Estates                 MI               Grand Rapids                  221               77%         $270
*  Grand Blanc                         MI               Flint                         415               96%         $331
   Holiday Estates                     MI               Grand Rapids                  205              100%         $303
   Howell                              MI               Lansing                       455               99%         $354
   Huron Estates                       MI               Flint                         111               68%         $202
   Lake in the Hills                   MI               Detroit                       238              100%         $359
*  Leonard Gardens                     MI               Grand Rapids                  216               80%         $286
   Macomb                              MI               Detroit                     1,426               99%         $352
   Norton Shores                       MI               Grand Rapids                  656               86%         $242
   Novi                                MI               Detroit                       725               98%         $392
   Oakhill                             MI               Flint                         504               90%         $349
   Old Orchard                         MI               Flint                         200              100%         $306
   Orion                               MI               Detroit                       423               99%         $332
   Pinewood                            MI               Columbus                      380               98%         $273
   Pleasant Ridge                      MI               Lansing                       305               88%         $206
   Royal Estates                       MI               Kalamazoo                     183               92%         $293
   Science City                        MI               Midland                       171               99%         $277
   Springbrook                         MI               Utica                         398               97%         $314
   Sun Valley                          MI               Jackson                       203               96%         $238
   Swan Creek                          MI               Ann Arbor                     294              100%         $323
*  The Highlands                       MI               Flint                         682               89%         $261
   Torrey Hills                        MI               Flint                         346               97%         $330
   Valley Vista                        MI               Grand Rapids                  137               93%         $313
   Villa                               MI               Flint                         319               97%         $322
*  Westbrook                           MI               Detroit                       162               68%         $356
   Yankee Spring                       MI               Grand Rapids                  284               90%         $244
                          Total Michigan                                   39      15,647               95%         $314
   Cedar Knolls                        MN               Minneapolis                   458               98%         $365

                                                                                                                   Weighted
                                                                                      Total                         Average
CORE                                                                      Total      Number of        Occupancy    Monthly Rent
PORTFOLIO                                               Location       Communities    Sites            as of        Per Site
------------------------------------------------------------------------------------------------------------------------------
Community                              State     (Closest Major City)                12/31/98         12/31/98      12/31/98
------------------------------------------------------------------------------------------------------------------------------

   Cimmaron                               MN        St. Paul                            505              98%        $368
   President's Park                       MN        Grand Forks                         174              80%        $214
   Rosemount                              MN        Minneapolis/St. Paul                182             100%        $356
   Twenty-Nine Pines                      MN        St. Paul                            152              92%        $294
                        Total Minnesota                                      5        1,471              96%        $340
*  Springfield Farms                      MO        Springfield                         134              68%        $170
                         Total Missouri                                      1          134              68%        $170
   Countryside Village G.F.               MT        Great Falls                         222              98%        $199
                          Total Montana                                      1          222              98%        $199
   Autumn Forest                          NC        Greensboro                          299              98%        $204
   Foxhall Village                        NC        Raleigh                             315              98%        $314
   Oakwood Forest                         NC        Greensboro                          481              96%        $248
   Woodlake                               NC        Greensboro                          308              98%        $218
                   Total North Carolina                                      4        1,403              97%        $247
   Buena Vista                            ND        Fargo                               400              97%        $242
   Columbia Heights                       ND        Grand Forks                         302              99%        $256
   Meadow Park                            ND        Fargo                               118              88%        $180
                     Total North Dakota                                      3          820              96%        $238
   Casual Estates                         NY        Syracuse                            961              74%        $315
   Meadowbrook                            NY        Ithaca                              237              75%        $251
   Oak Orchard Estates                    NY        Rochester                           235              93%        $272
   Shadybrook                             NY        Syracuse                             89              74%        $315
                          Total New York                                      4       1,522              77%        $299
*  Hunter's Chase                         OH        Lima                                136              36%        $165
   Vance                                  OH        Columbus                            110              95%        $204
   Willo-Arms                             OH        Cleveland                           262             100%        $184
   Yorktowne                              OH        Cincinnati                          354              98%        $311
                              Total Ohio                                      4         862              88%        $236
   Crestview                              OK        Stillwater                          237              89%        $185
                          Total Oklahoma                                      1         237              89%        $185
   Knoll Terrace                          OR        Salem                               212              99%        $328
   Riverview                              OR        Portland                            133              99%        $362
                            Total Oregon                                      2         345              99%        $341
*  Carnes Crossing                        SC        Summersville                        535              96%        $158
*  Conway Plantation                      SC        Myrtle Beach                        299              64%        $177
   Saddlebrook                            SC        Charleston                          426              97%        $180
                    Total South Carolina                                      3       1,260              88%        $170
*  Eagle Creek                            TX        Tyler                               198              40%        $158
   Homestead Ranch                        TX        McAllen                             126              91%        $211
   Leisure World                          TX        Brownsville                         201              92%        $190
   The Homestead                          TX        McAllen                              99              98%        $208
   Trail's End                            TX        Brownsville                         307              82%        $183
                             Total Texas                                      5         931              78%        $185
*  Regency Lakes                          VA        Winchester                          384              70%        $202
                           Total Virginia                                     1         384              70%        $202
   Eagle Point                            WA        Seattle                             230              99%        $430
                         Total Washington                                     1         230              99%        $430
   Breazeale                              WY        Laramie                             116              96%        $221
                            Total Wyoming                                     1         116              96%        $221
   Totals                                                                            51,101            92.4%        $292

*Communities in the Active Expansion Portfolio.

Item 3.   Legal Proceedings
-------   -----------------

None

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

Not Applicable

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Security Holder
-------   -----------------------------------------------------------------
          Matters
          -------

Not Applicable

Item 6.   Selected Financial Data
-------   -----------------------

The following table sets forth summary financial information of the Company for the periods and dates indicated.



                                                                       For the Year Ended December 31,
In thousands, except per OP Unit data              1998         1997(1)       1996        1995        1994
                                               ------------   ------------  ----------  ---------   ---------

Operating Data:
Revenues:
  Rental income                                 $  167,206     $134,801     $ 67,233    $ 61,558    $ 47,318
  Management, interest and other income              5,924        3,368          151         297         749
                                                ----------     --------     --------    --------    --------
    Total revenues                                 173,130      138,169       67,384      61,855      48,067
Expenses:
  Property operating and
    administrative                                  67,699       56,053       26,870      24,410      19,944
  Depreciation and amortization                     39,658       31,510       11,452      11,014       7,230
  Interest and related amortization                 31,287       25,918       12,962      12,452       5,996
                                                ----------     --------      --------    --------    --------
    Total expenses                                 138,644      113,481       51,284      47,876      33,170
                                                ----------     --------     --------    --------    --------
Income before extraordinary
         Item                                       34,486       24,688       16,100      13,979      14,897
  Extraordinary item (2)                                 -            -            -        (829)          -
   Preferred OP Unit distributions                  (4,249)           -            -           -           -
                                                ----------     --------     --------    --------    --------
  Net income attributable to common
   OP Unitholders                               $   30,237     $ 24,688     $ 16,100    $ 13,150    $ 14,897
                                                ==========     ========     ========    ========    ========

Net income attributable to:
  General Partner                               $   26,801     $ 21,702     $  6,534    $  5,303    $  6,037
  Limited Partners                                   3,436        2,986        9,566       7,847       8,860
                                                ----------     --------     --------    --------    --------
                                                $   30,237     $ 24,688     $ 16,100    $ 13,150    $ 14,897
                                                ==========     ========     ========    ========    ========

Weighted average OP Units outstanding               30,779       26,947       14,837      14,779      14,189

Earnings per OP Unit Data:
  Income before extraordinary
    item                                        $      .98     $    .92     $   1.09    $    .95    $   1.05
  Extraordinary item                            $        -     $      -     $      -    $   (.06)   $      -

  Income attributable to common
   OP Unitholders - basic                       $      .98     $    .92     $   1.09    $    .89    $   1.05
  Income attributable to common
   OP Unitholders - diluted                     $      .97     $    .91     $   1.08    $    .89    $   1.05
  Distributions declared                        $     1.82     $   1.72     $   1.62    $  1.525    $  1.425

Cash Flow Data:
  Net cash provided by operating
    activities                                  $   76,809     $ 54,545     $ 27,755    $ 28,097    $ 22,584
  Net cash provided by (used in)
    financing activities                        $   75,820     $ 21,088     $   (595)   $(24,365)   $  7,056
  Net cash (used in) investing activities       $ (167,089)    $(61,309)    $(29,518)   $ (6,158)   $(46,214)

Balance Sheet Data:
  See attached
  Rental property, before accumulated
    depreciation                                $1,026,509     $836,175     $300,631    $276,423    $266,833
  Rental property, net of accumulated
    depreciation                                $  875,249     $723,861     $219,338    $206,555    $207,977
  Total assets                                  $  959,194     $782,738      232,066    $212,034    $215,418
  Total debt                                    $  427,778     $387,015      168,315    $132,700    $132,747
  Total Partners' Capital                       $  488,410     $358,238       42,743    $ 60,572    $ 67,111

-------    ----------------------------------

                                                                       For the Year Ended December 31,
Other Data:
Dollars in thousands                                    1998        1997  (1)      1996          1995            1994
                                                     ----------  ------------   -----------   ------------   ------------
Total properties (at end of period)                         165          131            47             44             43
Total sites (at end of period) (3)                       51,101       43,800        20,279         19,594         19,185
Weighted average occupied sites                          45,882       38,053        18,889         18,051         14,913
Funds from operations (4)                             $  69,767      $55,962       $27,460        $24,898        $22,015

(1) In February 1997, the Company completed the Merger with ROC. See Note 3 to the Consolidated Financial Statements for information regarding the Merger.

(2) The extraordinary item represents prepayment penalties and certain other related costs associated with the early extinguishment of debt.

(3)       Does not include 1,359 park model/RV sites, purchased in 1998

(4) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, certain non-recurring items and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property, amortization of intangibles and certain non-recurring items are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

-

                                                 For the Year Ended December 31,
(In thousands)                            1998       1997      1996      1995      1994
                                        --------   --------   -------   -------   -------
Income before extraordinary item
      and preferred distributions        $34,486    $24,688   $16,100   $13,979   $14,897
Less:
       Distributions to
         Preferred OP Unitholders          4,249          -         -         -         -
Plus:
       Depreciation of rental
         property                         38,962     30,867    11,360    10,919     7,118
       Amortization of intangibles           446        407         -         -         -
       Non-recurring items, net              122          -         -         -         -
                                         -------    -------   -------   -------   -------

Funds from Operations                    $69,767    $55,962   $27,460   $24,898   $22,015
                                         =======    =======   =======   =======   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

Overview

The Company is one of the largest owner/managers of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company added 121 manufactured home communities to its portfolio over the three-year period ended December 31, 1998. At the end of this period, the Company's portfolio was comprised of 165 manufactured home communities containing 51,101 manufactured homesites and 1,359 park model/RV sites, located in 28 states.

A substantial portion of the Company's growth since the beginning of 1996 can be attributed to the Company's merger with ROC on February 11, 1997. The historical results of the Company include the results of operations of ROC since February 1, 1997. In addition, as a result of the Merger, the Company acquired ROC's third-party property management operations and its taxable sales and brokerage subsidiary, CSI. During 1998, the Company acquired 34 communities (the "Acquisition Properties") in four separate portfolio acquisitions, containing an aggregate of 7,045 manufactured homesites and 1,359 park model/RV sites.

Company growth since the beginning of 1996 can also be attributed to increased operating performance at existing communities, community expansions, new community development and additional acquisition activities.

Historical Results of Operations

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1998 and 1997. The Company considers all communities owned by the Company or ROC as of January 1, 1997 as the "Core 1997 Portfolio".

                                          Core 1997 Portfolio                            Total
                                        1998              1997                   1998              1997
                                    -------------   ----------------        ---------------   --------------

Dollars in thousands, except per site

As of December 31,
Number of Communities                        126                126                    165              131
Total manufactured homesites              43,379             43,051                 51,101           43,800
Occupied sites                            39,973             39,564                 47,192           40,286
Occupancy %                                 92.1%              91.9%                  92.4%            92.0%


For the year ended December 31,
Rental income                           $146,445           $139,048               $167,206         $134,801
Property operating expense              $ 52,259           $ 50,712               $ 59,345         $ 49,092
Net operating income                    $ 94,186           $ 88,336               $107,861         $ 85,709
Weighted average monthly rent           $    299           $    286               $    292         $    287
 per site

For the year ended December 31, 1998, net income was $34,486,000, an increase of $9,798,000 from the year ended December 31, 1997. The increase was due primarily to acquisitions and the Merger, as well as increased net operating income from the Core 1997 Portfolio. The increase in net operating income from the Company's Core 1997 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 1998 was $167,206,000, an increase of $32,405,000 from 1997. Approximately 57 percent was due to acquisitions and 18 percent was due to the Merger. The remaining 25 percent increase was due to rental increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the year ended December 31, 1998 was 45,882 sites compared with 38,053 sites for the same period in 1997. During 1998, the Company increased occupancy by 627 sites, of which 344 were in its active expansion communities. The Company also added 407 sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was
92.4 percent on 51,101 sites as of December 31, 1998, compared to 92.0 percent on sites as of December 31, 1997. The occupancy rate on the stabilized portfolio was 94.0 percent as of December 31, 1998. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $292 compared with $287 for the same period in 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $299 compared with $286 for the same period in 1997, an increase of 4.5 percent.

Management fee, interest and other income primarily include management fee income for the management of 36 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable and advances to affiliates. The increase in 1998 from 1997 is due primarily to increased development activities in which the Company funds the development costs and recognizes interest income and expense.

Property operating and maintenance expense for the year ended December 31, 1998 increased by $7,948,000 or 20.3 percent from the same period a year ago. The majority of the increase was due to the acquisitions and the Merger. The remaining increase was due to increases in the Company's Core 1997 Portfolio.
On a per site basis, monthly weighted average property operating and maintenance expense remained constant at $86.

Real estate taxes for the year ended December 31, 1998 increased by $2,305,000 or 23.2 percent from the year ended December 31, 1997. The increase is due primarily to acquisitions and expansions of communities, the Merger and general increases. On a per site basis, monthly weighted average real estate taxes were $22.25 in 1998 compared to $21.78 in 1997, an increase of 2.2 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1998 increased due to acquisitions and the Merger. Administrative expense in 1998 was 4.8 percent of total revenues as compared to 5.0 percent in 1997.

Interest and related amortization costs increased for the year ended December 31, 1998 by $5,369,000, as compared with the year ended December 31, 1997. The increase is attributable primarily to the indebtedness incurred to finance the acquisitions. Interest expense as a percentage of average debt outstanding remained relatively constant at approximately 7.7 percent.

Depreciation expense for the year ended December 31, 1998, increased $8,148,000 from the same period a year ago. The increase is directly attributable to acquisitions and the Merger. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

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

Weighted average occupancy for the year ended December 31, 1997 was 38,053 sites compared with 18,889 sites for the same period in 1996. During 1997, the Company increased occupancy by nearly 400 sites, primarily in its active expansion communities. The occupancy rate for the total portfolio was 92.0 percent on approximately 43,800 sites as of December 31, 1997, compared to 94.4 percent on approximately 20,279 sites as of December 31, 1996. The decrease in the occupancy rate is due to the increase in available sites added through expansions of existing communities. The occupancy rate on the stabilized portfolio was 93.6 percent as of December 31, 1997. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $287, which is consistent with the same period of 1996. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $289 compared with $278 for the same period in 1996, an increase of 4.1 percent.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $76,809,000 for the year ended December 31, 1998, compared to $54,545,000 for the same period in 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the year ended December 31, 1998 was $75,820,000. This consisted primarily of $53,678,000 of net cash contribution from Chateau from the proceeds it received from the issuance in February 1998 of 1,850,000 shares of common stock, $73,002,000 in net proceeds received by the Company from the issuance in April 1998 of Series A Preferred OP Units to an institutional investor, and net borrowings on the Company's line of credit of $11,736,000. These proceeds were offset partially by $57,878,000 in distributions paid to OP Unitholders in 1998.

Net cash used in investing activities for the year ended December 31, 1998 was $167,089,000. This amount represents acquisitions, joint venture investments and advances, capital expenditures and development costs. During 1998, the Company acquired, through four separate portfolio acquisitions, 31 manufactured home communities and three park model/RV communities with a total of 7,045 homesites and 1,359 park model/RV sites. The Company's total investment of approximately $170 million was financed primarily by the assumption of $31.7 million of mortgage and other notes, the issuance of 943,075 OP Units, borrowing under the Company's lines of credit and the proceeds received from the issuance of common stock. The lines of credit were subsequently repaid with the proceeds of $73 million from the issuance of Series A Preferred OP Units.

During 1998, the Company invested approximately $6.5 million in the expansion of its existing communities. During 1998, the Company added 407 available sites to its portfolio. In addition, during 1998, the Company invested or advanced $33.2 million to certain affiliates of the Company. This consisted primarily of approximately $10.2 million to seven joint ventures, through which the Company is developing manufactured home communities, $11.1 million to N'Tandem Trust, an entity in which the Company owns approximately 17 percent of its outstanding common stock and $10 million in other investments in entities owning manufactured home communities. For the year ended December 31, 1998, recurring property capital expenditures, other than development costs, were approximately $5.2 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In August 1998, the Company renegotiated its line of credit with Bank One, N.A., acting as lead agent, (the "Bank One Credit Facility") increasing the line from $75 million to $100 million. The interest rate was reduced from LIBOR plus 110 basis points to a maximum of LIBOR plus 80 basis points and its maturity date was extended to 2001.

As of December 31, 1998, in addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of December 31, 1998, approximately $36.7 million was outstanding under the Credit Facilities and the Company had available $70.8 million in additional borrowing capacity.

In December 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities/SM /("MOPPRS/SM/") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, were approximately $102.0 million. The net proceeds from the MOPPRS/SM/ were utilized primarily to reduce outstanding balances under the Credit Facilities and to finance acquisitions. The MOPPRS/SM/ are rated as "BBB" by Standard & Poor's Rating Service and "Baa3" by Moody's Investors Service.

In connection with the issuance of the MOPPRS/SM/, the Company and Chateau entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS/SM/ are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS/SM/. Upon the Remarketing Dealer's election to remarket the MOPPRS/SM/, the interest rate to the December 10, 2014 maturity date of the MOPPRS/SM/ will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS/SM/, the MOPPRS/SM/ will mature on the Remarketing Date.

As of December 31, 1998, the Company had outstanding, in addition to the Credit Facilities, $245 million of unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 4.2 years, respectively, and $129 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.5 years, respectively. As of December 31, 1998, the Company had approximately $428 million of total debt outstanding, representing 29 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the Company's Credit Facilities and has a weighted average interest rate of 7.6 percent.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flows from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Inflation

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

Year 2000 Compliance

Management has assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Company's continued growth, substantially all of the computer systems and applications and other operating systems in use in its home office and properties have been, or are in the process of being upgraded and modified. The Company is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Company's offices and properties. The Company anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Company does not expect to be material.

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

Recently Issued Accounting Standard

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement for $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, certain non-recurring items and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property, amortization of intangibles and certain non-recurring items are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:


                                                                      For the
                                                          -------------------
year ended December 31,
--------------------------------

                                                       1998       1997       1996
                                                      -------   --------   --------
(in thousands)

Income before extraordinary item
    and preferred distributions                       $34,486    $24,688    $16,100
Less:
       Distributions to Preferred OP Unitholders        4,249          -          -
Plus:
    Depreciation of rental property                    38,962     30,867     11,360
    Amortization of intangibles                           446        407          -
    Non-recurring items, net                              122          -          -
                                                      -------    -------    -------

Funds from operations                                 $69,767    $55,962    $27,460
                                                      =======    =======    =======

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

Report of Independent Accountants

To the Partners of CP Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of CP Limited Partnership (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
February 8, 1999

                            CP LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME

  In thousands, except per OP Unit data
                                             For the Year Ended December 31,
                                               1998        1997        1996
                                             ---------   ---------   --------

Revenues:
  Rental income                               $167,206    $134,801    $67,233
  Management, interest and other income          5,924       3,368        151
                                              --------    --------    -------
                                               173,130     138,169     67,384
Expenses:
  Property operating and maintenance            47,094      39,146     18,201
  Real estate taxes                             12,251       9,946      4,856
  Depreciation and amortization                 39,658      31,510     11,452
  Administrative                                 8,354       6,961      3,813
  Interest and related amortization             31,287      25,918     12,962
                                              --------    --------    -------
                                               138,644     113,481     51,284
                                              --------    --------    -------

Net income                                      34,486      24,688     16,100

  Less distributions to Preferred
   OP Unitholders                                4,249           -          -
                                              --------    --------    -------
  Net income attributable to common
   OP Unitholders                             $ 30,237    $ 24,688    $16,100
                                              ========    ========    =======

     Net income attributable to
       common OP Unitholders:
   General Partner                            $ 26,801    $ 21,702    $ 6,534
   Limited Partners                              3,436       2,986      9,566
                                              --------    --------    -------
                                              $ 30,237    $ 24,688    $16,100
                                              ========    ========    =======

Per OP Unit information:

  Basic earnings per OP Unit                  $    .98    $    .92    $  1.09
                                              ========    ========    =======

  Diluted earnings per OP Unit                $    .97    $    .91    $  1.08
                                              ========    ========    =======

  Distributions declared per
    OP Unit outstanding                       $   1.82    $   1.72    $  1.62
                                              ========    ========    =======

Weighted average
 OP Units outstanding - basic                   30,779      26,947     14,837
                                              ========    ========    =======

    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
In thousands, except unit data                                           1998       1997
                                                                      ----------   --------
Assets
Rental property:
  Land                                                                $  135,444   $111,832
  Land and improvements for expansion sites                               22,184     14,437
  Manufactured home community improvements                               791,859    647,388
  Community buildings                                                     55,887     44,406
  Furniture and other equipment                                           21,135     18,112
                                                                      ----------   --------
  Total rental property                                                1,026,509    836,175

    Less accumulated depreciation                                        151,260    112,314
                                                                      ----------   --------

      Net rental property                                                875,249    723,861

Cash and cash equivalents                                                    450     14,910
Rents, notes and other receivables                                        10,286     11,034
Investments in and advances to affiliates                                 65,473     25,662
Prepaid expenses and other assets                                          7,736      7,271
                                                                      ----------   --------

         Total assets                                                 $  959,194   $782,738
                                                                      ==========   ========

Liabilities
Debt                                                                  $  427,778   $387,015
Accrued interest payable                                                   4,322      3,909
Accounts payable and accrued expenses                                     16,708     15,848
Rents received in advance and security deposits                            6,898      5,580
Distributions payable                                                     15,078     12,148
                                                                      ----------   --------

      Total liabilities                                                  470,784    424,500

Commitments and contingencies (Notes 10 & 11)                                  -          -

Partners' Capital, Unlimited Authorized Units:
      31,459,888 and 28,250,803 common OP Units outstanding
      at December 31, 1998  and 1997, respectively;  1,500,000
      Preferred OP Units outstanding at December 31, 1998

            General Partner                                              367,935    322,966
            Limited Partners                                              47,473     35,272
          Preferred OP Units, Series A                                    73,002          -
                                                                      ----------   --------

            Total partners' capital                                      488,410    358,238
                                                                      ----------   --------

                      Total liabilities and partners' capital         $  959,194   $782,738
                                                                      ==========   ========



    The accompanying notes are an integral part of the financial statements.

                                             CP LIMITED PARTNERSHIP
                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL



Dollars in thousands, except per OP Unit data.
                                                               For the Year Ended December 31,
                                                        1998                   1997                    1996
                                      ---------------------------------  ---------------------   ---------------------
                                                   Common     Preferred              Common                  Common
                                       General     Limited    Limited    General     Limited     General     Limited

Partners' Capital
  Balance at beginning of period      $322,966    $ 35,272           -   $ 16,191     $26,552    $ 24,308    $ 36,264
  Net income                            26,801       3,436           -     21,702       2,986       6,534       9,566
  Issuance of units in connection
    with the Merger                          -           -           -    359,780           -           -           -
  Issuance of units at fair market
   value                                62,797      29,150     $73,002      7,517         660         239       1,964

  Transfer (from) to limited
   partners to (from) general
   partners resulting from
   issuance of OP Units                 14,090     (14,090)          -     (9,819)      9,819       6,031      (6,031)



  OP Units reacquired and
   retired                                (930)          -           -    (28,687)          -     (11,239)       (932)

  Distributions declared
   $1.82 in 1998, $1.72 in 1997
   and $1.62 in 1996                   (50,264)     (6,295)          -    (43,643)     (4,745)     (9,703)    (14,279)


  Other                                 (7,525)          -           -        (75)          -          21           -
                                      --------    --------    --------   --------     -------    --------    --------

  Balance at end of period            $367,935    $ 47,473     $73,002   $322,966     $35,272    $ 16,191    $ 26,552
                                      ========    ========    ========   ========     =======    ========    ========




    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year Ended December 31,
In thousands                                 1998         1997        1996
                                           ---------   ----------   ---------

Cash flows from operating
 activities:
  Net income                                $  34,486    $  24,688    $ 16,100
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
  Depreciation and amortization                39,658       31,510      11,452
  Amortization of debt issuance costs             764          480         437
  Decrease (increase) in operating
   assets                                        (690)       1,495        (562)
  Increase (decrease) in operating
   liabilities                                  2,591       (3,628)      2,328
                                            ---------    ---------    --------
   Net cash provided by operating
    activities                                 76,809       54,545      29,755
                                            ---------    ---------    --------

Cash flows from financing
 activities:
  Proceeds from issuance of Senior
   notes                                            -      102,630           -
  Borrowings on line of credit                120,935      105,111      36,750
  Payments on line of credit                 (109,200)    (150,945)          -
  Principal payments on mortgages              (1,828)      (1,596)     (1,135)
  Payoff of mortgages                          (3,315)           -           -
  Payment of debt issuance costs                 (237)        (895)       (234)
  Distributions to OP Unitholders             (57,878)     (42,111)    (24,065)
  OP Units repurchased and retired               (932)     (19,851)    (12,171)
  Net proceeds from the issuance
   of OP Units                                 53,678       25,477           -
  Net proceeds from the issuance
   of Preferred OP Units                       73,002            -           -
  Other                                         1,595        3,268         260
                                            ---------    ---------    --------
    Net cash provided by (used in)
      financing activities                     75,820       21,088        (595)
                                            ---------    ---------    --------

Cash flows from investing
 activities:
  Acquisition of rental properties           (116,605)     (22,655)    (21,727)
  Disposition of rental property                3,329        2,455           -
  Additions to rental properties              (14,958)     (15,544)     (4,731)
  Investments in and advances to
   affiliates                                 (32,205)      (4,259)          -
  Advances to CSI                              (6,650)      (8,849)          -
  Merger costs                                      -      (12,457)     (3,060)
                                            ---------    ---------    --------
    Net cash used in investing
     activities                              (167,089)     (61,309)    (29,518)
                                            ---------    ---------    --------

Increase (decrease) in cash and
 cash equivalents                             (14,460)      14,324        (358)
Cash and cash equivalents,
 beginning of period                           14,910          586         944
                                            ---------    ---------    --------

Cash and cash equivalents, end of
 period                                     $     450    $  14,910    $    586
                                            =========    =========    ========

Supplemental information:
  Cash paid for interest, net of
   amounts capitalized                      $  30,110    $  24,325    $ 12,176
                                            =========    =========    ========

  Fair market value of OP Units
   issued for acquisitions/joint
    venture investments                     $  29,150    $   3,683    $  1,964
                                            =========    =========    ========

  Debt assumed in connection with
   acquisitions and development             $  34,171    $   1,049    $166,100
                                            =========    =========    ========

    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _______


1.   Organization and Formation of Company:
     -------------------------------------

CP Limited Partnership (the "Company") is a limited partnership and was formed by Chateau Communities, Inc. ("Chateau"), a real estate investment trust, as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. In 1997, the Company merged with ROC Communities, Inc. ("ROC").

The Company is engaged in the business of owning and operating manufactured housing community properties primarily through the Company. As of December 31, 1998, the Company owned 165 properties containing an aggregate of 51,101 homesites and 1,359 park model/RV sites, located in 28 states. Approximately 29 percent of these homesites were in Florida and 27 percent were in Michigan. The Company also fee managed 36 properties containing an aggregate of 7,500 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its subsidiaries. Chateau and ROC are the general partners. As of December 31, 1998, Chateau owned on a combined basis, a 89 percent general partner interest. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of December 31, 1998 is identical to the accompanying balance sheet of the Company, except as follows:

                                                                 (in thousands)
                                            As Presented
                                               Herein                        Chateau Communities,Inc.
                                          December 31, 1998   Adjustments        December 31, 1998
                                          -----------------   ------------   -------------------------

Minority interests in CP Limited
 Partnership                                                    $ 120,475                    $120,475

Equity:
   General partner                                 $367,935      (367,935)
   Limited partners                                 120,475      (120,475)
   Common stock                                                                                   279
   Additional paid-in capital                                                                 432,711
   Dividends in excess of
    accumulated earnings                                                                      (56,637)

   Notes receivable, officers                                                                  (8,418)
                                                   --------                                  --------
    Partners' capital/shareholders'
     equity                                        $488,410                                  $367,935
                                                   ========                                  ========

All significant inter-entity balances and transactions have been eliminated in consolidation.

The Company conducts manufactured home sales and brokerage activities through its taxable subsidiary Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow. The Company accounts for its investment in CSI utilizing the equity method of accounting.

                            CP LIMITED PARTNERSHIP

                                    _______

2.   Summary of Significant Accounting Policies Continued:
     ----------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves the use of certain management estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and are renewable upon the consent of both parties or, in some instances, as provided by statute.

                            CP LIMITED PARTNERSHIP

                                    _______

2.    Summary of Significant Accounting Policies Continued:
      -----------------------------------------------------

Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. If a rental property is determined to be significantly impaired, the asset is written down to its estimated fair value.

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                              Estimated Useful
Class of Asset                                 Lives (Years)
-------------------------------------------   ----------------
Manufactured home community improvements          20 to 30
Community buildings                               25 to 30
Furniture and other equipment                     3 to 10

Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on development projects during periods of construction through obtainment of a certificate of occupancy. Interest capitalized by the Company during 1998 and 1997 was $579,000 and $708,000, respectively.

Income Taxes

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns. Therefore, no provision for income taxes is included in the Company's financial statements.

                             CP LIMITED PARTNERSHIP

                                    _______

2.      Summary of Significant Accounting Policies Continued:
        ----------------------------------------------------


Earnings Per OP Unit

Basic earnings per OP Unit are computed based upon the weighted average number of OP Units outstanding during the period. Diluted earnings per OP Unit are computed assuming the exercise of all outstanding stock options of Chateau, which would have a dilutive effect.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior year information to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximate their carrying values at December 31, 1998 and 1997.

Debt Issuance Costs

Costs incurred to obtain financing and costs of interest rate protection are deferred and amortized on a straight line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Recently Issued Accounting Standard

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement for $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

                             CP LIMITED PARTNERSHIP

                                    _______

3.       Merger with ROC Communities, Inc.:
         ----------------------------------

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

- The Company paid a distribution equal to .0326 OP Units per OP Unit outstanding, to reflect an equivalent stock dividend by Chateau

                             CP LIMITED PARTNERSHIP

                                    _______

3.   Merger with ROC Communities, Inc. Continued:
     --------------------------------------------


- Certain limited partners converted 6,170,908 OP Units into common shares, which results in those units being held by Chateau. These limited partners waived their right to receive the above distribution with respect to those OP Units exchanged and as a result it was re-allocated, resulting in a distribution to the general partners of .068 units.

- These exchanging limited partners purchased 984,423 additional shares of common stock from Chateau at $25.88 per share and Chateau purchased the same number of units from the Company with these proceeds.

The total price of  $351 million was allocated as follows:

Rental property                                          $ 501.3
Net working capital                                         15.8
Debt assumed                                              (166.1)
                                                         -------
                                                         $ 351.0
                                                         =======

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

 (In thousands, except per OP Unit data)        1997        1996
                                             ----------   --------

Revenues                                      $142, 600   $132,800
                                              =========   ========
Total expenses                                $ 117,500   $113,200
                                              =========   ========
Net income                                    $  25,100   $ 19,600
                                              =========   ========
Per OP Unit                                   $     .89   $    .70
                                              =========   ========

                             CP LIMITED PARTNERSHIP

                                    _______

4.    Capital Transactions:
      ---------------------

The following table presents the changes in the Company's outstanding common OP Units for the years ended December 31, 1998, 1997, and 1996.

                                                                      1998          1997          1996
                                                                   -----------   -----------   -----------

Common OP Units outstanding at January 1                           28,250,803    14,497,270    14,886,214
Units repurchased and retired                                         (43,333)   (1,100,100)     (493,334)
Units issued  in exchange for ROC
  common stock outstanding                                                  -    13,109,941             -
Units issued in connection with the dividend                                -       397,198             -
Units issued to certain OP Unitholders for cash                             -       984,423             -
Units issued through stock awards, sales to key
  employees and the exercise of Chateau stock options                 406,689       238,478        15,000
Units issued in connection with acquisitions                        2,845,729       123,593        89,390
                                                                   ----------    ----------    ----------
Common OP Units outstanding at December 31                         31,459,888    28,250,803    14,497,270
                                                                   ==========    ==========    ==========

The Company paid a distribution of $.455 per OP Unit on April 14, 1998, July 15, 1998, October 15, 1998 and January 15, 1999 to OP Unitholders of record as of March 31, 1998, June 30, 1998, September 30, 1998 and December 28, 1998,
respectively. The distribution paid on January 15, 1999 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1998.

In February 1998, the Company received a net cash contribution from Chateau from the proceeds of approximately $53.7 million from the issuance of 1,850,000 shares of Chateau's common stock. The contribution from the proceeds were used to finance acquisitions made in March 1998 and to reduce outstanding balances under the Company's line of credit, which was used to finance acquisitions made in January.

Included in partners' capital is $73,002,000, which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units ("Preferred Units"). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Chateau.

                             CP LIMITED PARTNERSHIP

                                    _______

Basic and diluted earnings per OP Unit are summarized in the table below:

(In thousands, except per OP Unit data)                             For the Year Ended December 31,
                                                    1998                         1997                        1996
                                                ------------                 -------------                -----------
Basic Earnings per OP Unit:
    Net income attributable to common
         OP Unitholders                              $30,237                       $24,688                    $16,100
                                             ===============              ================             ==============

    Weighted average OP Units - Basic                 30,779                        26,947                     14,837
                                             ===============              ================             ==============

    Per OP Unit                                      $   .98                       $   .92                    $  1.09
                                             ===============              ================             ==============

Diluted Earnings per OP Unit:
    Net income attributable to common
      OP Unitholders                                 $30,237                       $24,688                    $16,100
                                             ===============              ================             ==============

    Weighted average OP Units outstanding             30,779                        26,947                     14,837
    Chateau employee stock options                       275                           245                        120
                                             ---------------              ----------------             --------------

    Weighted average OP Units - Diluted               31,054                        27,192                     14,957
                                             ===============              ================             ==============

    Per OP Unit                                      $   .97                       $   .91                    $  1.08
                                             ===============              ================             ==============

                             CP LIMITED PARTNERSHIP

                                    _______

5.   Acquisitions of Rental Property:
     --------------------------------

(Dollars in thousands)

                                                                   Amount       Fair Market
                                                                 Allocated       Value of
  Acquisition            # of                                    to Assets       OP Units        Debt
     Date             Communities     # of Sites      State       Acquired        Issued        Assumed      Cash(1)
----------------      -----------     ----------      -----      ----------      --------     -----------   ---------

January 1998                     2          961        SC             $15,900       $ 9,620          -       $ 6,280

January 1998                    10        1,093(2)     FL             $38,700       $18,307    $19,335(4)    $ 1,058
                                 4          276        CT

March 1998                       5          839        IN             $37,600             -          -       $37,600
                                 1          682        MI

April 1998                      10        2,587        MI             $78,100             -    $12,401       $65,699
                                 2          607        NC
--------------------------------------------------------------------------------------------------------------------

November 1997                    4          641        MA             $20,000       $   500                  $19,500

--------------------------------------------------------------------------------------------------------------------
March 1996                       1          160        MI             $ 3,400                                $ 3,400

May 1996                         2          276        IL             $ 5,800       $ 1,000                  $ 4,800

September 1996 (3)               6                   Various          $10,300                                $10,300

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit, the contribution of 1.85 million common shares from Chateau in February 1998 and the issuance of $75 million of Preferred Units (see Note 4).
(2) Does not include park model/RV sites.
(3) Represents a 50 percent interest in a joint venture with ROC. After the Merger in February 1997, the Company owns 100 percent of these properties.
(4) Includes $12 million for a capital lease obligation.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1, 1997. No pro forma adjustments were made for the 1997 acquisitions as the effects on reported results were not material. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1997.

(in thousands, except per unit data)                       1998              1997
                                                     ----------------   ---------------

Revenues                                                     $176,154          $150,055
                                                             ========          ========
Total expenses                                               $141,125          $124,982
                                                             ========          ========
Net income                                                   $ 29,872          $ 21,441
                                                             ========          ========
Per OP Unit                                                  $    .93          $    .75
                                                             ========          ========

                             CP LIMITED PARTNERSHIP

                                    _______

6.     Investments in and Advances to Affiliates:
       ------------------------------------------

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                                               1998              1997
                                                                          ---------------   ---------------
Community Sales, Inc. ("CSI")                                                $19,600           $12,950
Development and other joint ventures                                          34,743            12,712
N'Tandem Trust ("N'Tandem")                                                   11,130                 -
                                                                             -------           -------
                                                                             $65,473           $25,662
                                                                             =======           =======

CSI
---

Advances to CSI are primarily used to finance inventory purchases. The Company accounts for its investment in CSI using the equity method of accounting.

Development Joint Ventures
--------------------------

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development.

N'Tandem
--------

In September 1997, the Company completed the acquisition of The Windsor Corporation ("Windsor"), the general partner in five partnerships and advisor to one REIT, N'Tandem Trust ("N'Tandem", previously known as Windsor Real Estate Investment Trust 8). These six entities owned 30 manufactured home communities (containing 6,300 homesites), all of which have been managed by the Company or ROC on a fee basis since 1993.

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common shares of N'Tandem and issued two notes; one secured and one unsecured, for an aggregate of $5,001,000 due March 1999 for the acquisition by N'Tandem of one community in Montgomery, Alabama. On November 30, 1998, N'Tandem borrowed $5,650,000 from the Company for the acquisition of three communities in Lexington Park, Maryland. The notes bear interest at the prime rate of interest plus one percent per annum and are due November 1999. The Company owns approximately 17 percent of N'Tandem's outstanding common stock and accounts for its investment on an equity basis, recognizing income from an advisory agreement and interest income on the notes as earned. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.

                             CP LIMITED PARTNERSHIP

                                    _______

7.     Financing:
       ---------

The following table sets forth certain information regarding debt at December
31:

                                      Weighted                                       Principal Balance
                                       Average            Maturity                   -----------------
                                    Interest Rate           Date                 1998                 1997
                                    -------------           ----                 ----                 ----
                                                                                      (in thousands)

Fixed rate mortgages                     7.89%           1999-2011             $129,448             $113,969
Unsecured Senior Notes                   7.50%           2000-2004              245,000              245,000
Unsecured lines of credit                6.39%           1999-2001               36,735               25,000
Capital lease obligation                                                         11,836                    -
Other notes payable                                                               4,759                3,046
                                                                               --------             --------
                                                                               $427,778             $387,015
                                                                               ========             ========


At December 31, 1998, the Company had a $100 million line of credit arrangement with Bank One, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points. The line matures in 2001. In addition, the Company has a $7.5 million unsecured line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1998, approximately $36.7 million was outstanding under the Company's lines of credit and the Company had available $70.8 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

During 1998, the Company assumed $19.4 million in fixed rate mortgages related to 6 properties, in connection with the acquisitions of the properties, with a weighted average interest rate of 7.54 percent.

In connection with the acquisitions made in 1998, the Company acquired nine communities, containing 900 homesites and 1,100 park model/RV sites, subject to long-term capital leases. The leases were convertible, at the lessor's option, into common OP Units. That option was exercised in January 1999.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities/SM /("MOPPRS/SM/") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102 million. The additional $2 million, included in prepaid expenses and other assets in the accompanying balance sheets, represents a payment made by a remarketing dealer for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt.

                             CP LIMITED PARTNERSHIP

                                    _______

7.     Financing Continued:
       -------------------

In connection with the issuance of the MOPPRS/SM/, the Company and Chateau entered into a remarketing agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS/SM/ are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS/SM/. Upon the Remarketing Dealer's election to remarket the MOPPRS/SM/, the interest rate to the December 10, 2014 maturity date of the MOPPRS/SM/ will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS/SM/, the MOPPRS/SM/ will mature on the Remarketing Date.

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1998 (in thousands) is as follows:

Years Ending
 December 31,
----------------

      1999          $ 21,160
      2000           163,976
      2001               390
      2002               839
      2003            70,394
 Thereafter          117,689
                    --------
                    $374,448
                    ========

The Company has entered into an interest rate hedge agreement in order to hedge the interest rate on $75 million of senior notes.

                             CP LIMITED PARTNERSHIP

                                    _______

8.   Stock Option Plan:
     -----------------

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

Chateau's 1997 Equity Compensation Plan and 1993 Long Term Incentive Stock Plan (collectively, the "Plans") provide for up to 2.2 million shares of common stock that may be granted to directors, executive officers and other key employees. The Plans provide for the grant of options, restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at "fair market value" which represents the quoted market price of Chateau's common stock on the date of grant. The Compensation Committee of the Board of Directors determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                       1998                     1997                    1996
                                                   ------------------------------------------------------------
                                                           Weighted-                Weighted-              Weighted-
                                                            Average                  Average                Average
                                                Shares       Price       Shares       Price      Shares      Price
                                              ----------   ---------   ----------   ---------   --------   ---------
Shares subject to option:
Outstanding at beginning of year              1,197,406      $ 21.66     735,300      $ 21.66   454,150      $ 20.08

Granted (1)                                     447,500        30.12      60,000        25.62   308,150        23.99

Issued in connection with the Merger (2)              -            -     557,334        21.06         -            -

Exercised                                      (406,838)       19.30    (155,228)       21.00   (11,250)       21.21

Forfeited                                        (1,175)       19.10           -            -   (15,750)       22.11
                                              ---------      -------   ---------      -------   -------      -------

Outstanding at end of year                    1,236,893      $24.79*   1,197,406      $21.66*   735,300      $21.66*
                                              =========      =======   =========      =======   =======      =======

Options exercisable at year-end                 823,257                1,182,406                176,287
                                              =========                =========                =======

Options available for grant at year-end         363,675                  810,000                238,900
                                              =========                =========                =======

Weighted average remaining
  contractual life (in years)                       7.7                      7.3                    8.2
                                              =========                  =======                =======

(1) The options granted do not include the grant of 80,000 shares of restricted stock in 1997 to executive officers of Chateau.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for a 6.8 percent stock dividend paid on Chateau's common stock, also in connection with the Merger.

* Ranging in price from $18.18-$29.94 and $19.50 - $24.25 at December 31, 1997 and 1996, respectively. See table below for information as of December 31, 1998.

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                Options Outstanding                         Options Exercisable
                 --------------------------------------------------   --------------------------------
                                        Average         Weighted                         Weighted
      Range of           Number        Remaining        Average         Number            Average
   Exercise Price      Outstanding   Contract Life   Exercise Price   Exercisable     Exercise Price
--------------------   -----------   -------------   --------------   -----------   -------------------

  $  18.25-$27.11          774,393     6.8 years             $21.68       774,393                $21.68
      $  30.01             462,500     9.2 years             $30.01        48,864                $29.23

                             CP LIMITED PARNTERSHIP

                                    _______

8.   Stock Option Plan Continued:
     ---------------------------

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used:

                                                              1998               1997                1996
                                                              ----               ----                ----

Estimated fair value per option granted                      $3.56               $3.58               $3.39

Assumptions:
        Annualized dividend yield                             6.25%                6.1%                6.7%
        Common stock price volatility                         22.6%               20.0%               20.0%
        Risk-free rate of return                              5.63%               6.35%               6.56%
        Expected option term (in years)                         10                  10                  10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1998, 1997 and 1996 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per OP Unit would have been:

                                                             1998                      1997                    1996
                                                             ----                      ----                    ----

Net income attributable to common OP
Unitholders, pro forma                                    $29,885,000             $22,854,000             $15,911,000
Basic earnings per OP Unit, pro forma                     $       .97             $       .85             $      1.07
Diluted earnings per OP Unit, pro forma                   $       .96             $       .84             $      1.06


9.   Savings Plan:
     ------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Plan"). The Plan allows employees of the Company and its subsidiaries to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $550,000, $421,000 and $300,000 to the Plan for the years ended December 31, 1998, 1997 and 1996, respectively.

                             CP LIMITED PARTNERSHIP

                                    _______

10.   Related Party Transactions:
      --------------------------

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The office lease expires November 2001.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of Chateau's directors. During 1998 and 1997, CSI purchased approximately 22 homes for a cost of approximately $540,000 and 94 homes for a cost of approximately $2.2 million, respectively, from Clayton Homes, Inc. In certain instances, the Company finances the purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director. As of December 31, 1998 and 1997, the Company had a payable to Vanderbilt for $122,000 and $656,000, respectively.

In addition, when CSI sells homes, the purchaser often obtains financing from Vanderbilt. In certain cases, Vanderbilt has recourse to the Company if these loans are not repaid for homes sold through June 1998. As of December 31, 1998 there is a total of approximately $16.5 million of such amounts that are recourse to the Company.

Included in management, interest and other income is $581,800 and $28,500 of management and other fee income received from N'Tandem for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998 the Company had a receivable of $3.3 million from a partnership with which several officers of the Company are affiliated. The partnership owns a manufactured home community that the Company has the option to purchase. The receivable is collateralized by the property and was approved by Chateau's directors who have no interest in the partnership.

 Contingencies:
 -------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse affect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture arrangements, has guaranteed approximately $20 million of debt.

                             CP LIMITED PARTNERSHIP

                                    _______

12.   Quarterly Financial Information (Unaudited):
      --------------------------------------------

The following is quarterly financial information for the years ended December 31, 1998 and 1997 (amounts in thousands, except per unit data.)

                                                 First      Second         Third           Fourth
                                                Quarter     Quarter       Quarter          Quarter
                                               March 31,   June 30,    September 30,    December 31,
                                               ---------   ---------   --------------   -------------
  1998
Total revenues                                   $40,205    $43,749          $44,065         $45,111
                                                 =======    =======          =======         =======
Operating income (a)                             $24,024    $26,895          $26,659         $27,853
                                                 =======    =======          =======         =======
Net income                                       $ 7,369    $ 9,036          $ 8,412         $ 9,669

Distributions to Preferred OP Unitholders              -     (1,202)          (1,523)         (1,524)
                                                 -------    -------          -------         -------
          Net income attributable to
                common OP Units                  $ 7,369    $ 7,834          $ 6,889         $ 8,145
                                                 =======    =======          =======         =======

Weighted average OP Units outstanding             29,486     30,995           31,169          31,441
                                                 =======    =======          =======         =======

Net income per OP Unit - basic (b)               $   .25    $   .25          $   .22         $   .26
                                                 =======    =======          =======         =======
Net income per OP Unit - diluted (b)             $   .25    $   .25          $   .22         $   .26
                                                 =======    =======          =======         =======

    1997
Total revenues                                   $29,376    $35,600          $36,560         $36,633
                                                 =======    =======          =======         =======
Operating income (a)                             $17,693    $21,264          $21,395         $21,764
                                                 =======    =======          =======         =======

          Net income                             $ 5,588    $ 6,123          $ 5,670         $ 7,307
                                                 =======    =======          =======         =======

Weighted average OP Units outstanding             23,480     28,009           28,064          28,242
                                                 =======    =======          =======         =======

Net income per OP Unit - basic (b)               $   .24    $   .22          $   .20         $   .25
                                                 =======    =======          =======         =======
Net income per OP Unit - diluted (b)             $   .24    $   .22          $   .20         $   .25
                                                 =======    =======          =======         =======

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosures
---------------------

None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Not Applicable

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a) 1. Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedule
       ----------------------------

       III - Real Estate and Accumulated Depreciation

    3. Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)
                    Exhibit Description
                    -------------------

4.1                 (a) Form of Stock Certificate
4.2(i) (d)Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of Chicago, as supplemented
4.2(ii) (d)First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of Chicago related to the $100,000,000 MadatOry Par Put Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10, 2014.
4.2(iii) (d) Remarketing Agreement dated as of December 23, 1997 among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                (i) $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                    Limited Partnership.
4.4* (e) Note Purchase Agreement dated as of November 4, 1996, between Pacific Mutual and ROC Communities, Inc. for $70,000,000 in Senior Notes due November 4, 2003


4.5*                (e) Deed to secure Debt and Security Agreement from ROCF, Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                (f) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership dated January 22, 1997.
10.2                (a) Lease of 19500 Hall Road
10.3                (a) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)             (c) Employment Agreement (McDaniel)
10.4(ii)            (c) Employment Agreement (Kellogg)
10.4(iii)           (c) Employment Agreement (Fischer)
10.4(iv)            (c) Employment Agreement (Davis)
10.5                (f)1997 Equity Compensation Plan
10.6                (a) Long-Term Incentive Stock Plan
10.7                (g) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated April 20, 1998.
10.8                (h) Articles supplementary dated April 20, 1998
21                  (b)List of Subsidiaries of Chateau Communities, Inc.
23                  Consent of PricewaterhouseCoopers LLP
27                  Financial Data Schedule

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.
(a) Incorporated by reference to the Exhibits filed with Chateau's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(b) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(c) Incorporated by reference to Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(d) Incorporated by reference to Chateau's Form 8-K filed with the Commission on December 9, 1997.

(e) Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

(f) Incorporated by reference to Chateau's Annual Report on Form 10-K for the year ended December 31, 1997

(g) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(h) Incorporated by reference to Chateau's Form 8-K filed with the Commission on May 1, 1998.

(i) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1998.

                                    Exhibit
                                     Index


Exhibit Number
(Referenced to Item 601 of
Regulation S-K)


4.1               (a) Form of Stock Certificate
4.2(i)            (d)Indenture dated as of December 19, 1997 between CP
                  Limited Partnership and The First National Bank of Chicago, as
                  supplemented
4.2(ii)           (d)First Supplemental Indenture dated as of December 19,
                  1997 between CP Limited Partnership and The First National
                  Bank of Chicago related to the $100,000,000 MadatOry Par Put
                  Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10,
                  2014.
4.2(iii)          (d) Remarketing Agreement dated as of December 23, 1997
                  among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*              (i)$75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                  Limited Partnership.
4.4*              (e)Note Purchase Agreement dated as of November 4, 1996,
                  between Pacific Mutual and ROC Communities, Inc. for
                  $70,000,000 in Senior Notes due November 4, 2003
4.5*              (e)Deed to secure Debt and Security Agreement from ROCF, Inc.
                  to Pacific Mutual, dated as of August 25, 1993
10.1              (f) Amended and Restated Agreement of Limited Partnership of
                  CP Limited Partnership dated January 22, 1997.
10.2              (a) Lease of 19500 Hall Road
10.3              (a) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)           (c) Employment Agreement (McDaniel)
10.4(ii)          (c) Employment Agreement (Kellogg)
10.4(iii)         (c) Employment Agreement (Fischer)
10.4(iv)          (c) Employment Agreement (Davis)
10.5              (f)1997 Equity Compensation Plan
10.6              (b) Long-Term Incentive Stock Plan
10.7              (g) Amended and Restated Agreement of Limited Partnership of
                  CP Limited Partnership dated April 20, 1998.
10.8              (h) Articles supplementary dated April 20, 1998
21                (b)List of Subsidiaries of Chateau Communities, Inc.
23                Consent of PricewaterhouseCoopers LLP
27                Financial Data Schedule

                                    Exhibit
                                     Index


* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.
(a) Incorporated by reference to the Exhibits filed with the Chateau's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(c) Incorporated by reference to Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

     Incorporated by reference to Chateau's Form 8-K filed with the Commission on December 9, 1997.

     Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

     Incorporated by reference to Chateau's Form 8-K filed with the Commission on May 1, 1998.

     Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).


b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 24/th/ day of March, 1999.

                                  CP LIMITED PARTNERSHIP
                                  BY:  CHATEAU COMMUNITIES, INC.

                                  By:/s/ Gary P. McDaniel
                                  ------------------------------------
                                  Gary P. McDaniel
                                  Director and Chief Executive Officer
                                  (Principal Executive Officer)

                                  By:/s/ Tamara D. Fischer
                                  ------------------------------------
                                  Tamara D. Fischer
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.

              Signature                           Title
              ---------                           -----

/s/ John Boll                            Chairman of the Board of Directors
----------------------------
John A. Boll


/s/C.G. Kellogg                          Director and President
----------------------------
C.G. Kellogg


/s/Gary P. McDaniel                      Director and Chief Executive Officer
----------------------------
Gary P. McDaniel


/s/Edward R. Allen                       Director
----------------------------
Edward R. Allen


/s/Gebran S. Anton, Jr.                  Director
----------------------------
Gebran S. Anton, Jr.

/s/James L. Clayton                      Director
----------------------------
James L. Clayton


/s/Steven G. Davis                       Director
----------------------------
Steven G. Davis


/s/James M. Hankins                      Director
----------------------------
James M. Hankins


/s/Rhonda Hogan                          Director
----------------------------
Rhonda Hogan


/s/James M. Lane                         Director
----------------------------
James M. Lane


/s/Donald E. Miller                      Director
----------------------------
Donald E. Miller

                            CP LIMITED PARTNERSHIP

                         FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      for the year ended December 31, 1998

                             CP LIMITED PARTNERSHIP

                          FINANCIAL STATEMENT SCHEDULE


                                                                          Pages
                                                                          -----

III. Real Estate and Accumulated Depreciation.............................. F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's consolidated financial statements or notes thereto.

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     For the year ended December 31, 1998
                                (in thousands)

                                                                                               Cost Capitalized
                                                                                           Subsequent to Acquisition
                                                                 Initial Cost to Company       (Improvements)
                                                                 ----------------------- -------------------------
                                                                              Building &
Community                Location               Encumbrance        Land       Fixtures         Land
------------------------------------------------------------------------------------------------------
Algoma                   Algoma Township, MI              0            60              0         66
Anchor Bay               Ira Township, MI                 0           432             80      2,877
Anchor North Bay         Tampa Bay, FL                    0           288          1,422          0
Arbor Village            Jackson, MI                  1,156           813          4,787          0
Atlanta Meadows          Atlanta, GA                    554           625            435          0
Audubon                  Orlando, FL                      0           281            296          2
Autumn Forest            Greensboro, NC               4,742           918          6,747          0
Avalon RV Park           Clearwater, FL                   0           263          2,202          0
Avon                     Rochester Hills, MI              0           621            484        640
Bermuda Palms            Indio, CA                        0         1,291          2,477          0
Breazeale                Laramie, WY.                 1,094           251          1,618          0
Broadmore                South Bend, IN                   0           777          4,115        421
Buena Vista              Fargo, ND                        0           713          6,248          0
Butler Creek             Augusta, GA                      0         1,238          2,309          0
Camden Point             Kingsland, GA                    0           466          1,701          0
Camp Inn RV Park         Frostproof, FL                   0           796          4,220          0
Canterbury               Grand Rapids, MI                 0           705          3,107          0
Carnes Crossing          Summerville, SC                  0         1,503          7,161        450
Castlewood Estates       Mabelton, GA                     0           656          2,918          0
Casual Estates           Syracuse, NY                 9,208         2,136         14,324          0
Cedar Grove              Clinton, CT                      0           180          1,140          0
Cedar Knolls             Minneapolis, MN                  0         1,217         11,006          0
Central Office           Englewood, CO                    0             0              0         80
Chesterfield             Chesterfield Township, MI        0           405              0        262
Chestnut Creek           Davison, MI                      0           274              0        334


                                                                             Gross Amount
                                                                          Carried at Close of
                                                                            Period 12/31/98                            Date of
                                                                         ----------------------
                                                 Building &                   Buildings &           Accumulated     Construction (C)

Community                Location                Fixtures         Land        Fixtures       Total  Depreciation    Acquisition (A)
------------------------------------------------------------------------------------------------------------------------------------

Algoma                   Algoma Township, MI          2,284         126            2,284      2,410          831    1974(C)
Anchor Bay               Ira Township, MI            15,483       3,309           15,483     18,792        7,087    1968(C)
Anchor North Bay         Tampa Bay, FL                    0         288            1,422      1,710            4    1998(A)
Arbor Village            Jackson, MI                      0         813            4,787      5,600          193    1998(A)
Atlanta Meadows          Atlanta, GA                     19         625              454      1,079           48    08/25/93 (A)
Audubon                  Orlando, FL                  2,920         283            3,216      3,499        1,676    1988(A)
Autumn Forest            Greensboro, NC                   0         918            6,747      7,665          268    1998(A)
Avalon RV Park           Clearwater, FL                   0         263            2,202      2,465           91    1998(A)
Avon                     Rochester Hills, MI          7,019       1,261            7,503      8,764        5,142    1988(A)
Bermuda Palms            Indio, CA                       77       1,291            2,554      3,845          208    08/29/94(A)
Breazeale                Laramie, WY.                    17         251            1,635      1,886          119    08/25/93(A)
Broadmore                South Bend, IN               1,284       1,198            5,399      6,597          185    1998(A)
Buena Vista              Fargo, ND                      258         713            6,506      7,219        1,120    1994(A)
Butler Creek             Augusta, GA                    374       1,218            2,683      3,927          205    08/25/93(A)
Camden Point             Kingsland, GA                   64         466            1,765      2,231          127    08/25/93(A)
Camp Inn RV Park         Frostproof, FL                   0         796            4,220      5,016           19    1998(A)
Canterbury               Grand Rapids, MI                 0         705            3,107      3,812          120    1998(A)
Carnes Crossing          Summerville, SC                 49       1,953            7,210      9,163          295    1998(A)
Castlewood Estates       Mabelton, GA                   132         656            3,050      3,706          251    2/1/97(A)
Casual Estates           Syracuse, NY                   314       2,136           14,638     16,774        1,416    08/25/93(A)
Cedar Grove              Clinton, CT                      0         180            1,148      1,320            4    1998(A)
Cedar Knolls             Minneapolis, MN                200       1,217           11,206     12,423        1,997    1994(A)
Central Office           Englewood, CO               11,513          80           11,513     11,593        1,224
Chesterfield             Chesterfield Township,       2,174         667            2,174      2,841        1,624    1969(C)
Chestnut Creek           Davison, MI                  5,072         608            5,072      5,680          405    1996(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)




                                                                         Initial Cost to Company
                                                                        -------------------------------
                                                                                         Building &
Community                       Location                     Encumbrance     Land        Fixtures
--------------------------------------------------------------------------------------------------------
Cimarron Park                   St. Paul, MN                     0            1,424         12,882
Clinton                         Clinton Township, MI             0              989              0
Coach Royale                    Boise, ID                        0              197          1,065
Colonial                        Kalamazoo, MI                    0              816            195
Colonial Coach                  Riverdale, GA                    0            1,052          4,277
Colony Cove                     Ellenton, FL                     0            5,683         28,256
Columbia Heights                Grand Forks, ND                  0              588          5,282
Conway Circle                   Orlando, FL                    931              544            864
Conway Plantation               Conway, SC                       0              428          3,696
Country Estates                 Spring Lake Township, MI         0               30              0
Countryside Great Falls         Great Falls, MT                629              361          1,650
Countryside Village Denver      Denver, CO                       0            1,460          4,384
Countryside Village Jackson     Jacksonville, FL                 0              962          4,796
Countryside Village Longmont    Longmont, CO                     0            1,481          4,455
Cranberry Lake                  White Lake Township, MI          0              432            220
Crestview                       Stillwater, OK                 689              362            963
Crystal Lake                    St. Petersburg, FL               0              498          2,475
Crystal Lakes                   Zephryhills, FL                  0            1,323          2,239
Del Tura                        Fort Myers, FL              32,120            4,360         50,508
Eagle Creek                     Tyler, TX                        0            1,291          1,761
Eagle Point                     Seattle, WA                  2,738            1,048          3,514
Eastridge                       San Jose, CA                     0            2,476          4,671
Eldorado                        Daytona Bch, FL                967              408          1,248
Emerald Lake                    Punta Gorda, FL                  0              399          1,150




                                                                    Cost Capitalized                 Gross Amount
                                                                  Subsequent to Acquisition       Carried at close of
                                                                    (Improvements)                  Period 12/31/98
                                                                 --------------------------------------------------------
                                                                            Building &               Building &
Community                       Location                         Land       Fixtures      Land       Fixtures       Total
-------------------------------------------------------------------------------------------------------------------------
Cimarron Park                   St. Paul, MN                         0           191      1,424        13,073      14,497
Clinton                         Clinton Township, MI               430          5,536      1,419         5,536       6,955
Coach Royale                    Boise, ID                            0             11        197         1,076       1,273
Colonial                        Kalamazoo, MI                        4          7,575        820         7,770       8,590
Colonial Coach                  Riverdale, GA                       26            350      1,078         4,627       5,705
Colony Cove                     Ellenton, FL                         0            246      5,683        28,502      34,185
Columbia Heights                Grand Forks, ND                      0            127        588         5,409       5,997
Conway Circle                   Orlando, FL                          0             12        544           876       1,420
Conway Plantation               Conway, SC                           0             22        428         3,718       4,146
Country Estates                 Spring Lake Township, MI             0          1,814         30         1,814       1,844
Countryside Great Falls         Great Falls, MT                      0            -12        361         1,638       1,999
Countryside Village Denver      Denver, CO                           0             40      1,460         4,424       5,884
Countryside Village Jackson     Jacksonville, FL                     0            221        962         5,017       5,979
Countryside Village Longmont    Longmont, CO                         0            175      1,481         4,630       6,111
Cranberry Lake                  White Lake Township, MI          1,050          2,833      1,482         3,053       4,535
Crestview                       Stillwater, OK                       0             48        362         1,011       1,373
Crystal Lake                    St. Petersburg, FL                   0              0        498         2,475       2,973
Crystal Lakes                   Zephryhills, FL                      0            154      1,323         2,393       3,716
Del Tura                        Fort Myers, FL                     418          3,346      4,778        53,854      58,632
Eagle Creek                     Tyler, TX                          300            387      1,591         2,148       3,739
Eagle Point                     Seattle, WA                          0             10      1,048         3,524       4,572
Eastridge                       San Jose, CA                         0             33      2,476         4,704       7,180
Eldorado                        Daytona Bch, FL                      0             39        408         1,287       1,695
Emerald Lake                    Punta Gorda, FL                      0            257        399         1,407       1,806




                                                                                   Date of
                                                                  Accumulated    Construction (C)
Community                       Location                          Depreciation   Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Cimarron Park                   St. Paul, MN                         2,334      1994(A)
Clinton                         Clinton Township, MI                 4,572      1969(C)
Coach Royale                    Boise, ID                              101      01/01/94(A)
Colonial                        Kalamazoo, MI                        5,156      1985(A)
Colonial Coach                  Riverdale, GA                          375      2/1/97(A)
Colony Cove                     Ellenton, FL                         2,369      08/02/94(A)
Columbia Heights                Grand Forks, ND                        938      1994(A)
Conway Circle                   Orlando, FL                             72      08/25/93(A)
Conway Plantation               Conway, SC                             317      2/1/97(A)
Country Estates                 Spring Lake Township, MI             1,278      1974(C)
Countryside Great Falls         Great Falls, MT                        142      08/25/93(A)
Countryside Village Denver      Denver, CO                             375      08/25/93(A)
Countryside Village Jackson     Jacksonville, FL                       425      08/25/93(A)
Countryside Village Longmont    Longmont, CO                           385      08/25/93(A)
Cranberry Lake                  White Lake Township, MI              1,778      1986(A)
Crestview                       Stillwater, OK                          77      08/25/93(A)
Crystal Lake                    St. Petersburg, FL                       7      1998(A)
Crystal Lakes                   Zephryhills, FL                        210      2/1/1998(A)
Del Tura                        Fort Myers, FL                       9,296      1994(A)
Eagle Creek                     Tyler, TX                              172      2/1/97(A)
Eagle Point                     Seattle, WA                            298      08/25/93(A)
Eastridge                       San Jose, CA                           391      08/29/94(A)
Eldorado                        Daytona Bch, FL                        104      08/25/93(A)
Emerald Lake                    Punta Gorda, FL                        668      1988(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)




                                                                                                        Cost Capitalized
                                                                                                    Subsequent to Acquisition
                                                                         Initial Cost to Company            (Improvements)
                                                                      --------------------------   -----------------------------
                                                                                      Building &             Building &
Community                    Location                   Encumbrance      Land         Fixtures     Land      Fixtures
------------------------------------------------------------------------------------------------------------------------
Evergreen                    New Haven, CT                      0        309           1,883          0          0
Fairways Country Club        Orlando, FL                        0        955           5,823          9      1,660
Falcon Farms                 Moline, IL                       801        295           1,576          0        207
Ferrand Estates              Wyoming, MI                        0        257           1,579          0        236
Forest Creek                 South Bend, IN                     0        501           4,849          0          0
Forest Lake Estates          Spring Lake Township, MI           0        414           2,293         18        674
FountainVue                  Marion, IN                         0        360           1,210         90         12
Foxhall Village              Raleigh, NC                        0        521           5,283          0        414
Foxwood Farms                Ocala, FL                          0        691           1,502          0        311
Friendly Village             Greely, CO                         0        523           2,702         -5         83
Gold Tree                    Bradenton, FL                      0      1,285           3,850          0        191
Golden Valley                Douglasville, TX                   0        254             800          0        162
Grand Blanc                  Grand Blanc, MI                    0      1,749               0        284      8,104
Green Acres                  New Haven, CT                      0        195           1,286          0          0
Hickory Knoll                Indianapolis, IN               3,029        356           2,669          0         29
Hidden Valley                Orlando, FL                        0        492           5,714          0         76
Highland                     New Haven, CT                      0        153           1,140          0          0
Highlands (the)              Flint, MI                      7,000      2,323          13,260      1,160      2,042
Hillcrest                    Rockland, MA                       0        236           1,285          0          0
Holiday Estates              Byron Township, MI                 0         93               0          0      1,703
Homestead Ranch              McAllen, TX                      250        195           1,108          0        170
Howell                       Howell, MI                         0        345               0        151      2,714
Hunters Chase                Lima, OH                           0        921           1,246          0        163
Huron Estates                Flint, MI                          0        354           1,882          0          0



                                                                     Gross Amount
                                                                      Close of
                                                                   Period 12/31/98
                                                                  ---------------------------                       Date of
                                                                       Building &               Accumulated     Construction (C)
Community                    Location                       Land       Fixtures      Total      Depreciation     Acquisition (A)
-----------------------------------------------------------------  ---------------  ---------  ------------------------------------
Evergreen                    New Haven, CT                    309            1,883       2,192              6      1998(A)
Fairways Country Club        Orlando, FL                      964            7,483       8,447          5,114      1979(A)(C)
Falcon Farms                 Moline, IL                       295            1,783       2,078            142      08/25/93(A)
Ferrand Estates              Wyoming, MI                      257            1,815       2,072          1,479      1989(A)
Forest Creek                 South Bend, IN                   501            4,849       5,350            180      1998(A)
Forest Lake Estates          Spring Lake Township, MI         432            2,967       3,399            552      1994(A)
FountainVue                  Marion, IN                       450            1,222       1,672             47      1998(A)
Foxhall Village              Raleigh, NC                      521            5,697       6,218            486      2/1/97(A)
Foxwood Farms                Ocala, FL                        691            1,813       2,504            135      07/26/94(A)
Friendly Village             Greely, CO                       518            2,785       3,303            235      01/18/94(A)
Gold Tree                    Bradenton, FL                  1,285            4,041       5,326            299      11/23/93(A)
Golden Valley                Douglasville, TX                 254              962       1,216             80      2/1/97(A)
Grand Blanc                  Grand Blanc, MI                2,033            8,104      10,137          2,151      1990(C)
Green Acres                  New Haven, CT                    195            1,286       1,481             53      1998(A)
Hickory Knoll                Indianapolis, IN                 356            2,698       3,054            236      08/25/93(A)
Hidden Valley                Orlando, FL                      492            5,790       6,282            691      1995(A)
Highland                     New Haven, CT                    153            1,140       1,293             47      1998(A)
Highlands (the)              Flint, MI                      3,483           15,302      18,785            574      1998(A)
Hillcrest                    Rockland, MA                     236            1,285       1,521             67      11/5/97(A)
Holiday Estates              Byron Township, MI                93            1,703       1,796          1,198      1984(C)
Homestead Ranch              McAllen, TX                      195            1,278       1,473            114      2/1/97(A)
Howell                       Howell, MI                       496            2,714       3,210          2,246      1972(C)
Hunters Chase                Lima, OH                         921            1,409       2,330            116      2/1/97(A)
Huron Estates                Flint, MI                        354            1,882       2,236             73      1998(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)


                                                                                                           Cost Capitalized
                                                                                                       Subsequent to Acquisition
                                                                            Initial Cost to Company         (Improvements)
                                                                           -------------------------  --------------------------
                                                                                          Building &              Building &
Community                      Location                   Encumbrance         Land        Fixtures      Land      Fixtures
-------------------------------------------------------------------------------------  ----------------------  -------------

Indian Rocks                   Clearwater, FL                       0             441         1,032         0            0
Jade Isle                      Orlando, FL                        863             273         1,076         0           15
Knoll Terrace                  Salem, OR                        1,986           1,379         2,050         0           77
La Quinta Ridge                Indio, CA                            0           1,014         1,873         0          332
Lake in the Hills              Auburn Hills, MI                     0             952         6,389         0           27
Lakeland Harbor                Lakeland, FL                         0             875             0         0        3,306
Lakeland Junction              Lakeland, FL                         0             471           972         0          116
Lakes at Leesburg              Leesburg, FL                         0           1,178             0        39        3,451
Lakewood                       Davenport, LA                      892             442         1,210         0          270
Land O'Lakes                   Orlando, FL                      1,416             473         2,507         0           28
Landmark Village               Fairburn, GA                         0           2,539         4,352         0          138
Leisure Woods 0 Rockland       Rockland, MA                         0             831        14,326         0           48
Leisure Woods 0 Tauton         Tauton, MA                           0             256         2,780       174          -68
Leisure World                  Weslaco, TX                          0             228         1,639         0           36
Leonard Gardens                Walker, MI                           0              94             0       245        4,263
Macomb                         Macomb Township, MI             15,574           1,459             0     1,182       14,206
Maintenance                    Clinton, Township, MI                0               0             0         0            0
Maple Grove                    Boise, ID                        1,139             702         2,384         0           34
Maple Ridge                    Manteno, IL                          0             126             0         0        1,455
Maple Valley                   Manteno, IL                          0             338             0         0        3,901
Mariwood                       Indianapolis, IN                 2,138             324         2,415         0           99
Marnelle                       Fayetteville, GA                 1,105             464         2,635         0          376
Meadow Park                    Fargo, ND                            0             133         1,183         0           47
Meadowbrook                    Ithaca, NY                       1,849             291         4,029         0           47

                                                                    Gross Amount
                                                                 Carried at Close of
                                                                   Period 12/31/98
                                                          ---------------------------------                      Date of
                                                                     Building &                Accumulated    Construction (C)
Community                      Location                   Land       Fixtures      Total       Depreciation   Acquisition (A)
------------------------------------------------------------------  ------------  ---------  ---------------------------------
Indian Rocks                   Clearwater, FL               441         1,032       1,473              4      1998(A)
Jade Isle                      Orlando, FL                  273         1,091       1,364             88      08/25/93(A)
Knoll Terrace                  Salem, OR                  1,379         2,127       3,506            175      08/25/93(A)
La Quinta Ridge                Indio, CA                  1,014         2,205       3,219            159      08/29/94(A)
Lake in the Hills              Auburn Hills, MI             952         6,416       7,368          1,442      1994(A)
Lakeland Harbor                Lakeland, FL                 875         3,306       4,181          2,286      1983(C)
Lakeland Junction              Lakeland, FL                 471         1,088       1,559            816      1981(C)
Lakes at Leesburg              Leesburg, FL               1,217         3,451       4,668          2,070      1984(C)
Lakewood                       Davenport, LA                442         1,480       1,922            124      08/25/93(A)
Land O'Lakes                   Orlando, FL                  473         2,535       3,008            212      08/25/93(A)
Landmark Village               Fairburn, GA               2,539         4,490       7,029            388      07/15/94(A)
Leisure Woods 0 Rockland       Rockland, MA                 831        14,374      15,205            389      11/5/97(A)
Leisure Woods 0 Tauton         Tauton, MA                   430         2,712       3,142             75      11/5/97(A)
Leisure World                  Weslaco, TX                  228         1,675       1,903            140      05/06/94(A)
Leonard Gardens                Walker, MI                   339         4,263       4,602          1,266      1987(C)
Macomb                         Macomb Township, MI        2,641        14,206      16,847          8,296      1973(C)
Maintenance                    Clinton, Township, MI          0             0           0                     2/1/97(A)
Maple Grove                    Boise, ID                    702         2,418       3,120            201      08/25/93(A)
Maple Ridge                    Manteno, IL                  126         1,455       1,581            182      2/1/97(A)
Maple Valley                   Manteno, IL                  338         3,901       4,239            481      2/1/97(A)
Mariwood                       Indianapolis, IN             324         2,514       2,838            212      08/25/93(A)
Marnelle                       Fayetteville, GA             464         3,011       3,475            265      2/1/97(A)
Meadow Park                    Fargo, ND                    133         1,230       1,363            212      1994(A)
Meadowbrook                    Ithaca, NY                   291         4,076       4,367            287      08/25/93(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)

                                                                                                     Cost Capitalized
                                                                                                Subsequent to Acquisition
                                                                  Initial Cost to Company             (Improvements)
                                                                 ---------------------------    -------------------------
                                                                                  Building &                 Building &
Community                 Location                  Encumbrance      Land         Fixtures       Land         Fixtures
-------------------------------------------------------------------------------------------------------------------------

Midway Estates            Vero Bch., FL                  1,841         1,313          2,095          2            66
Mobiland                  Melbourne, FL                  1,941         1,247          2,238          0            25
Mosby's Point             Florence, KY                   1,201           608          1,574          0            27
Norton Shores             Norton Shores, MI              3,327           103              0        118         4,748
Novi                      Novi, MI                           0           896              0        393         4,921
Oak Grove                 Albany, GA                       416           418            764          0            22
Oak Hill                  Groveland Township, MI             0           115          2,165          0         4,027
Oak Orchard               Albion, NY                         0           701          3,425          0            30
Oak Ridge                 South Bend, IN                     0           615          3,770          0             0
Oak Springs               Sorrento, FL                       0           206          1,461          2           380
Oakwood Forest            Greensboro, NC                     0         1,111          3,843          0           205
Old Orchard               Davison, MI                        0           210            182          0         2,645
One Hundred Oaks          Fultondale, AL                     0           345          1,839          0             4
Orange Lake               Clermont, FL                       0           246             85          1         2,051
Orion                     Orion Township, MI                 0           422            198          0         4,608
Palm Beach Colony         West Palm Beach, FL                0           691          1,962          0           164
Paradise Village          Albany, GA                       492           340            918          0            14
Pedaler's Pond            Lake Wales, FL                     0           350            285          0         2,345
Pendleton                 Indianapolis, IN                 634           122            964          0            12
Pine Lakes Ranch          Thornton, CO                       0         2,463         10,099         34           609
Pinecrest Village         Shreveport, LA                     0            93            719          0           486
Pinellas Cascades         Clearwater, FL                 2,169         1,747          2,313          0            14
Pinewood                  Columbus, MI                       0         1,242         10,070          0
Pleasant Ridge            Lansing, MI                        0           915          3,898          0             6

                                                              Gross Amount
                                                           Carried at Close of
                                                             Period 12/31/98
                                                    ---------------------------------                      Date of
                                                               Building &               Accumulated     Construction (C)
Community                 Location                   Land       Fixtures      Total     Depreciation    Acquisition (A)
-------------------------------------------------   -------   -------------  --------  ----------------------------------

Midway Estates            Vero Bch., FL               1,315      2,161         3,476         178         08/25/93(A)
Mobiland                  Melbourne, FL               1,247      2,263         3,510         192         08/25/93(A)
Mosby's Point             Florence, KY                  608      1,601         2,209         134         08/25/83(A)
Norton Shores             Norton Shores, MI             221      4,748         4,969       2,782         1978(C)
Novi                      Novi, MI                    1,289      4,921         6,210       4,615         1973(C)
Oak Grove                 Albany, GA                    418        786         1,204          63         08/25/93(A)
Oak Hill                  Groveland Township, MI        115      6,192         6,307       3,244         1983(A)
Oak Orchard               Albion, NY                    701      3,455         4,156         304         2/1/97(A)
Oak Ridge                 South Bend, IN                615      3,770         4,385         144         1998(A)
Oak Springs               Sorrento, FL                  208      1,841         2,049       1,339         1981(A)
Oakwood Forest            Greensboro, NC              1,111      4,048         5,159         339         08/25/93(A)
Old Orchard               Davison, MI                   210      2,827         3,037       1,475         1988(A)
One Hundred Oaks          Fultondale, AL                345      1,843         2,188         124         2/1/97(A)
Orange Lake               Clermont, FL                  247      2,136         2,383        1005         1988(A)
Orion                     Orion Township, MI            422      4,806         5,228       2,913         1986(A)
Palm Beach Colony         West Palm Beach, FL           691      2,126         2,817         729         1983(A)
Paradise Village          Albany, GA                    340        932         1,272          80         08/25/93(A)
Pedaler's Pond            Lake Wales, FL                350      2,630         2,980       1,182         1990(A)
Pendleton                 Indianapolis, IN              122        976         1,098          80         08/25/93(A)
Pine Lakes Ranch          Thornton, CO                2,497     10,708        13,205         890         2/1/97(A)
Pinecrest Village         Shreveport, LA                 93      1,205         1,298          92         2/1/97(A)
Pinellas Cascades         Clearwater, FL              1,747      2,327         4,074         189         08/25/93(A)
Pinewood                  Columbus, MI                1,242     10,070        11,312         389         1998(A)
Pleasant Ridge            Lansing, MI                   915      3,904         4,819         160         1998(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)

                                                                                                     Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                    Initial Cost to Company            (Improvements)
                                                                 -----------------------------------------------------------------
                                                                                  Building &                 Building &
Community               Location                     Encumbrance      Land        Fixtures        Land       Fixtures        Land
----------------------------------------------------------------------------------------------------------------------------------
Presidents Park         Grand Forks, ND                                  258          1,283           0              70        258
Redwood Estates         Thornton,CO                         0          2,473         10,044           0              95      2,473
Regency Lakes           Winchester, VA                      0          1,176          3,705           0           1,233      1,176
Riverview               Portland, OR                    1,429            537          1,942           0              49        537
Rolling Hills           Louisville, KY                    736            342          1,034           0              25        342
Rosemount Woods         Minneapolis/St. Paul, MN            0            475          4,297           0              61        475
Royal Estates           Kalamazoo, MI                       0          1,015          2,475           0              34      1,015
Saddlebrook             Charleston, SC                      0          1,284          5,497           0               0      1,284
Science City            Midland, MI                     1,496            870          1,760           0              67        870
Shady Lane              Clearwater, FL                      0            324          1,574           0               0        324
Shady Oaks              Clearwater, FL                      0            750          6,967           0               0        750
Shady Village           Clearwater, FL                      0            468          3,179           0               0        468
Shenandoah              Boise, ID                           0            443          2,528           0             153        443
Sherwood                Marion, IN                          0            264          1,175         240               0        504
Skyway                  Indianapolis, IN                1,207            178          1,366           0              38        178
Southwind               Naples, FL                      2,619          1,476          3,463           0             112      1,476
Spring Brook            Utica, MI                       4,774          1,209         10,928           0               0      1,209
Springfield Farms       Brookline, MO                       0          1,698          2,157           0           1,729      1,698
Starlight Ranch         Orlando, FL                         0          5,597          8,859           0              79      5,597
Stonegate, LA           Shreveport, LA                    455            160            642           0              95        160
Sun Valley              Jackson, MI                         0            606          2,514           0               0        606
Swan Creek              Ann Arbor, MI                       0            882          9,709           0               0        882
Tarpon Glen             Clearwater, FL                      0            510          2,893           0               0        510
Terrace Heights         Dubuque, IA                     1,686            919          2,413           0              30        919

                                                         Gross Amount
                                                      Carried at Close of
                                                        Period 12/31/98
                                                    --------------------------                          Date of
                                                          Building &                Accumulated     Construction (C)
Community               Location                          Fixtures      Total       Depreciation    Acquisition (A)
------------------------------------------------------------------------------    ----------------------------------
Presidents Park         Grand Forks, ND                      1,353       1,611            113      01/01/94(A)
Redwood Estates         Thornton,CO                         10,139      12,612            880      2/1/97(A)
Regency Lakes           Winchester, VA                       4,938       6,114            371      2/1/97(A)
Riverview               Portland, OR                         1,991       2,528            165      08/25/93(A)
Rolling Hills           Louisville, KY                       1,059       1,401             90      08/25/93(A)
Rosemount Woods         Minneapolis/St. Paul, MN             4,358       4,833            758      1994(A)
Royal Estates           Kalamazoo, MI                        2,509       3,524            217      08/25/93(A)
Saddlebrook             Charleston, SC                       5,497       6,781            227      1998(A)
Science City            Midland, MI                          1,827       2,697            153      08/25/93(A)
Shady Lane              Clearwater, FL                       1,574       1,898             65      1998(A)
Shady Oaks              Clearwater, FL                       6,967       7,717            276      1998(A)
Shady Village           Clearwater, FL                       3,179       3,647              8      1998(A)
Shenandoah              Boise, ID                            2,681       3,124            207      05/06/94(A)
Sherwood                Marion, IN                           1,175       1,679             40      1998(A)
Skyway                  Indianapolis, IN                     1,404       1,582            116      08/25/93(A)
Southwind               Naples, FL                           3,575       5,051            291      08/25/93(A)
Spring Brook            Utica, MI                           10,928      12,137            432      1998(A)
Springfield Farms       Brookline, MO                        3,886       5,584            215      2/1/97(A)
Starlight Ranch         Orlando, FL                          8,938      14,535            754      2/1/97(A)
Stonegate, LA           Shreveport, LA                         737         897             49      08/25/93(A)
Sun Valley              Jackson, MI                          2,514       3,120            104      1998(A)
Swan Creek              Ann Arbor, MI                        9,709      10,591            380      1998(A)
Tarpon Glen             Clearwater, FL                       2,893       3,403              8      1998(A)
Terrace Heights         Dubuque, IA                          2,443       3,362            206      08/25/93(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1998
                                (in thousands)

                                                                                                  Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                 Initial Cost to Company           (Improvements)
                                                           -------------------------------------------------------------------
                                                                                 Building &             Building &
Community                     Location             Encumbrance      Land         Fixtures     Land      Fixtures      Land
------------------------------------------------------------------------------------------------------------------------------
The Colony                    Rancho Mirage, CA               0        2,259        4,745           0           63     2,259
The Glen                      Rockland, MA                    0          261          252           0          266       261
The Homestead                 McAllen, TX                   628          100          742           0          216       100
The Orchard                   Santa Rosa, CA                  0        2,795        6,363           0           10     2,795
Torrey Hills                  Flint, MI                       0          346          205          50        4,307       396
Town & Country, FL            Orlando, FL                   458          245          896           0           13       245
Trails End                    Weslaco, TX                     0          260        1,804           0           60       260
Twenty Nine Pines             St. Paul, MN                    0          317        2,871           0           16       317
Twin Pines                    Goshen, IN                  1,078          197        1,934           0           77       197
Valley Vista                  Grand Rapids, MI            1,593          411        2,791           0            0       411
Vance                         Columbus, OH                  670          200          993           0           31       200
Villa                         Flint, MI                       0          135          332          -7        2,744       128
Westbrook                     Detroit, MI                     0          190        2,451         531        2,120       721
Whispering Pines              Clearwater, FL              4,165        4,208        4,071           0           84     4,208
Willo Arms                    Cleveland, OH               1,563          473        2,146           0           32       473
Winter Haven Oaks             Winter Haven, FL                0          490          705         362        1,319       852
Winter Paradise RV            Hudson, FL                      0          300        1,593           0            0       300
Woodlake                      Montgomery, AL                  0          924        6,311           0            0       924
Yankee Springs                Grand Rapids, MI                0          948        5,360           0            0       948
Yorktowne                     Sharonville, OH                 0        2,130        6,311           0          167     2,130
Difference between allocated purchase price
   and historical cost of properties acquired in the
   ROC Acquisition                                                                                959      179,080       959
                                                       129,448       132,203      535,287      13,392      345,627   145,595

                                                     Gross Amount
                                                       Close of
                                                    Period 12/31/98
                                                   ------------------------                      Date of
                                                      Building &               Accumulated     Construction (C)
Community                     Location                Fixtures      Total      Depreciation    Acquisition (A)
---------------------------------------------------------------------------   ---------------------------------
The Colony                    Rancho Mirage, CA        4,808          7,067          382      09/02/94(A)
The Glen                      Rockland, MA               518            779           16      11/5/97(A)
The Homestead                 McAllen, TX                958          1,058           75      2/1/97(A)
The Orchard                   Santa Rosa, CA           6,373          9,168          475      08/29/94(A)
Torrey Hills                  Flint, MI                4,512          4,908        2,594      1987(A)
Town & Country, FL            Orlando, FL                909          1,154           72      08/25/93(A)
Trails End                    Weslaco, TX              1,864          2,124          146      05/06/94(A)
Twenty Nine Pines             St. Paul, MN             2,887          3,204          517      1994(A)
Twin Pines                    Goshen, IN               2,011          2,208          168      08/25/93(A)
Valley Vista                  Grand Rapids, MI         2,791          3,202           88      1998(A)
Vance                         Columbus, OH             1,024          1,224           69      08/25/93(A)
Villa                         Flint, MI                3,076          3,204        2,181      1984(A)
Westbrook                     Detroit, MI              4,571          5,292          265      1978(C)
Whispering Pines              Clearwater, FL           4,155          8,363          262      08/25/93(A)
Willo Arms                    Cleveland, OH            2,178          2,651          187      08/25/93(A)
Winter Haven Oaks             Winter Haven, FL         2,024          2,876        1,000      1988(A)(C)
Winter Paradise RV            Hudson, FL               1,593          1,893            6      1998(A)
Woodlake                      Montgomery, AL           6,311          7,235          253      1998(A)
Yankee Springs                Grand Rapids, MI         5,360          6,308          205      1998(A)
Yorktowne                     Sharonville, OH          6,478          8,608          571      2/1/97(A)
Difference between allocated purchase price
   and historical cost of properties acquired in the
   ROC Acquisition                                    179,080        180,039       20,371
                                                      880,914      1,026,509      151,260

                                  SCHEDULE III
                                   Continued


                             CP LIMITED PARTNERSHIP

              REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                    _______


The changes in total real estate for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                      1998         1997        1996
                                                                   -----------   ---------   ---------

Balance, beginning of year                                         $  836,175    $300,631    $276,423
Acquisitions                                                          172,422     525,625      19,531
Improvements                                                           21,486      13,250       4,731
Dispositions and other                                                 (3,574)     (3,331)        (54)
                                                                   ----------    --------    --------

Balance, end of year                                               $1,026,509    $836,175    $300,631
                                                                   ==========    ========    ========

The change in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                      1998        1997        1996
                                                                   ----------    --------    --------

Balance, beginning of year                                         $  112,314    $ 81,293    $ 69,868
Depreciation for the year                                              39,213      31,103      11,452
Dispositions and other                                                   (267)        (82)        (27)
                                                                   ----------    --------    --------

Balance, end of year                                               $  151,260    $112,314    $ 81,293
                                                                   ==========    ========    ========