Form 10-Q
period 1999-03-31
CP LTD PARTNERSHIP
filed 1999-05-17
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q


   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934


                 For the quarterly period ended March 31, 1999
                                                --------------

                                       OR

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission file number       33-85492
                                        --------------------


                            CP LIMITED PARTNERSHIP
            (Exact name of Registrant as specified in its charter)



            MARYLAND                                   38-3140664
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 (Identification No.)

             6160 South Syracuse Way, Greenwood Village, CO 80111
         (Address of principal executive offices, including zip code)

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

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the Three
                Months Ended March 31, 1999 and 1998                           1
          Condensed Consolidated Balance Sheets as of March 31, 1999 and
                December 31, 1998                                              2
          Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 1999 and 1998                           3
          Notes to Condensed Consolidated Financial Statements               4-6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          12

PART II.  OTHER INFORMATION                                                13-19

SIGNATURES                                                                    20

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)


                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1999        1998
                                                   ----------  ----------
Revenues:
 Rental income                                        $44,170   $39,093
 Management fee, interest and other income              1,438     1,112
                                                      -------   -------
                                                       45,608    40,205
Expenses:
 Property operating and maintenance                    12,092    11,076
 Real estate taxes                                      3,206     2,955
 Depreciation and amortization                         10,323     9,109
 Administrative                                         2,072     2,150
 Interest and related amortization                      7,962     7,546
                                                      -------   -------
                                                       35,655    32,836
                                                      -------   -------
Income before loss on sale of property                  9,953     7,369
Loss on sale of property                                 (336)        -
                                                      -------   -------

Net Income                                              9,617     7,369

 Less distribution to Preferred OP Unitholders          1,523         -
                                                      -------   -------

 Net income attributable to common
  OP Unitholders                                      $ 8,094   $ 7,369
                                                      =======   =======

Net income attributable to common OP Unitholders:

 General Partner                                      $ 7,184   $ 6,590
 Limited Partners                                         910       779
                                                      -------   -------
                                                      $ 8,094   $ 7,369
                                                      =======   =======
Per OP Unit information:

 Basic earnings per common OP Unit                       $.26   $  . 25
                                                      =======   =======

 Diluted earnings per common OP Unit                     $.26   $  . 25
                                                      =======   =======

 Distribution declared per common
  OP Unit outstanding                                   $.485   $ . 455
                                                      =======   =======

 Weighted average common
  OP Units outstanding - basic                         31,502    29,486
                                                      =======   =======

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                               March 31,      December 31,
                                                                                 1999            1998
                                                                              ----------       --------
                                ASSETS
Rental property:
 Land                                                                         $  134,339       $135,444
 Land and improvements for expansion sites                                        17,584         22,184
 Depreciable property                                                            874,991        868,881
                                                                              ----------       --------
                                                                               1,026,914       1,026,509
    Less accumulated depreciation                                                161,234        151,260
                                                                              ----------       --------

    Net rental property                                                          865,680        875,249

Cash and cash equivalents                                                            318            450
Receivables                                                                        3,546          3,123
Notes receivable                                                                   7,691          7,163
Investment in and advances to affiliates                                          70,230         65,473
Prepaid expenses and other assets                                                  9,179          7,736
                                                                              ----------       --------

    Total assets                                                              $  956,644       $959,194
                                                                              ==========       ========

                        LIABILITIES

Debt                                                                          $  428,314       $427,778
Accounts payable and accrued expenses                                             20,914         21,030
Rents received in advance and security deposits                                    8,983          6,898
Distributions payable                                                             16,054         15,078
                                                                              ----------       --------

    Total liabilities                                                            474,265        470,784

PARTNERS' CAPITAL, Unlimited authorized units; 31,518,086 and
 31,459,888 Common OP units outstanding at March 31, 1999 and
 December 31, 1998, respectively;  1,500,000 Preferred OP
 Units outstanding at March 31, 1999 and December 31, 1998,
 respectively
  General partner                                                                362,368        367,935
  Limited partners                                                                47,009         47,473
  Preferred OP Units, Series A                                                    73,002         73,002
                                                                              ----------       --------

    Total partners' capital                                                      482,379        488,410
                                                                              ----------       --------

    Total liabilities and partners' capital                                   $  956,644       $959,194
                                                                              ==========       ========

                    The accompanying notes are an integral
                       part of the financial statements.

                            CP  LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.
                            (DOLLARS IN THOUSANDS)


                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Cash Flows from Operating Activities:
 Net income                                                $  9,617   $  7,369
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on sale of property                                      336
  Depreciation and amortization                              10,323      9,109
  Amortization of debt issuance costs                           226        186
  Decrease (increase) in operating assets                    (2,838)       244
  Increase in operating liabilities                           1,969      2,113
                                                           --------   --------

    Net cash provided by operating activities                19,633     19,021

Cash flows from financing activities:
 Borrowings on the line of credit                             9,711     23,145
 Payments on the line credit                                 (1,000)   (23,145)
 Payoff of mortgages                                         (7,789)
 Mortgage principal payments                                   (386)      (572)
 Distributions to OP Unitholders                            (15,839)   (12,144)
 Proceeds from the issuance of common OP Units                    -     53,924
 Other financing activities                                     481         99
                                                           --------   --------

   Net cash (used in) provided by financing activities      (14,822)    41,307

Cash flows from investing activities:
 Acquisition of rental properties                              (761)   (61,168)
 Additions to rental property                                (2,408)    (1,700)
 Disposition of rental property                               2,983          -
 Investment in and advances to joint ventures/affiliates     (4,757)   (11,929)
                                                           --------   --------

    Net cash used in investing activities                    (4,943)   (74,797)
                                                           --------   --------

Decrease in cash and cash equivalents                          (132)   (14,469)
Cash and cash equivalents, beginning of period                  450     14,910
                                                           --------   --------
Cash and cash equivalents, end of period                   $    318   $    441
                                                           ========   ========

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection
   with acquisitions/development                           $    686   $  9,620
                                                           ========   ========


                    The accompanying notes are an integral
                       part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:
    ----------------------

    The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Chateau Communities, Inc. ("Chateau"), a real estate investment trust ("REIT"), is the sole general partner of the Company.

2.  Rental Property
    ---------------

    On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3,200,000. Upon the sale of the property, the Company recognized a net loss of $336,000.

    As of March 31, 1999, the Company owned 164 communities with an aggregate of 51,076 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 7,600 residential homesites in 37 communities.

3.  Equity Transactions:
    --------------------

    On February 25, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of March 31, 1999. The distribution was paid on April 14, 1999, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 1999.

    On November 18, 1998, the Company declared a cash distribution of $.455 per OP Unit to OP Unitholders of record as of December 28, 1998. The distribution was paid on January 15, 1999, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1998.

                             CP LIMITED PARTNERSHIP

                                   __________



3.   Equity Transactions Continued:
     ------------------------------

    (In thousands, except per OP Unit data)

                                            For the three months ended March 31,
                                            -----------------------------------
                                                   1999              1998
                                                  -------           -------
    Basic EPS:

     Income (1)                                   $ 8,094           $ 7,369
                                                  =======           =======

     Weighted average common OP Units - basic      31,502            29,486
                                                  =======           =======

     Per OP Unit - basic                             0.26               .25
                                                  =======           =======

    Diluted EPS:

     Income (1)                                   $ 8,094           $ 7,369
                                                  =======           =======

     Weighted average common OP Units
     outstanding                                   31,502            29,486

     Dilutive Chateau stock options                   186               336
                                                  -------           -------

     Weighted average common OP
      Units - assuming dilution                    31,688            29,822
                                                  =======           -------

     Per OP Unit - assuming dilution              $  0.26           $  0.25
                                                  =======           =======

(1) Represents net income less the income allocated to the Preferred OP Units.

                            CP LIMITED PARTNERSHIP

                                  ----------
5.   Debt:
     -----

     The following table sets forth certain information regarding debt of the Company at March 31, 1999.


                                  Weighted Average
      Dollars in thousands:        Interest Rate   Maturity Date  Principal Balance
                                   --------------  -------------  -----------------
     Fixed Rate Mortgage Debt             7.91 %      1999-2011           $122,113
     Unsecured Senior Notes               7.46 %      2000-2004            245,000
     Unsecured Lines of Credit            5.83 %              -             45,446
     Other notes payable                 various        various             15,755
                                                                     -------------

                                                                        $  428,314
                                                                     =============

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities":
     ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement related to the anticipated refinancing of $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The interest rate hedge agreement fixes the base rate for the anticipated refinancing at 6.28 percent. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

6.   Subsequent Events:
     ------------------

     In April 1999, the Company completed the acquisition of one manufactured home community located in Montgomery, Alabama for a purchase price of $4 million. The property contains 309 homesites, and additional potential expansion of 360 homesites.

     In April 1999, the Company sold one manufactured home community located in Bradenton, Florida with 295 homesites. The Company received net sales proceeds of $8.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Quarterly Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three months ended March 31, 1999 and 1998. The Company considers all communities owned by the Company for the majority of both periods as the "Core Portfolio."


                                            Core Portfolio            Total
                                        --------------------  --------------------
                                           1999       1998       1999       1998
                                        ---------  ---------  ---------  ---------

Dollars in thousands, except per site

As of March 31,
Number of Communities                       144        144        164        153
Total manufactured homesites              46,277     45,791     51,076     47,654
Occupied sites                            42,673     42,214     47,110     43,833
Occupancy %                                92.2%      92.2%      92.2%      92.0%

For the three months ended March 31,
Rental income                            $40,546    $38,500    $44,170    $39,093
Property operating expenses              $14,106    $13,555    $15,298    $14,031
Net operating income                     $26,440    $24,945    $28,872    $25,062
Weighted average monthly rent per        $   303    $   291    $   299    $   293
 site

Comparison of three months ended March 31, 1999 to three months ended March 31, 1998

For the three months ended March 31, 1999, net income was $9,617,000, an increase of $2,248,000 from the three months ended March 31, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended March 31, 1999 was $44,170,000, an increase of $5,077,000 from the three months ended March 31, 1998. Approximately 60 percent was due to acquisitions, net of dispositions, and the remaining 40 percent was due to rental increases and occupancy gains in the Company's Core 1998 Portfolio.

Weighted average occupancy for the three months ended March 31, 1999 was 47,117 sites compared with 42,684 sites for the same period in 1998. The occupancy rate was 92.2 percent on 51,076 sites as of March 31, 1999, compared to 92 percent on 47,654 sites as of March 31, 1998. The occupancy rate on the stabilized portfolio was 93.9 percent as of March 31, 1999. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1999 was $299 compared with $293 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1999 was $303 compared with $291 for the same period in 1998, an increase of 4.1 percent.

Management fee, interest and other income primarily includes management fee income for the management of 37 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended March 31, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures.

Property operating and maintenance expense for the three months ended March 31, 1999 increased by $1,016,000 or 9.2 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the three months ended March 31, 1999, increased by $251,000 or 8.5 percent from the three months ended March 31, 1998. On a per site basis, monthly weighted real estate taxes were $22.68 for the three months ended March 31, 1999 compared to $23.08 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended March 31, 1999 decreased slightly from the same period a year ago. Administrative expense in 1999 was
4.5 percent of revenues as compared to 5.4 percent in 1998.

Interest and related amortization costs increased for the three months ended March 31, 1999 by $416,000, as compared with the three months ended March 31, 1998. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt.

Depreciation and amortization expense for the three months ended March 31, 1999 increased $1,214,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,633,000 for the three months ended March 31, 1999, compared with $19,021,000 for the three months ended March 31, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the three months ended March 31, 1999 was $14,822,000. This was due primarily to $15,839,000 in distributions paid to OP Unitholders in the first quarter of 1999.

Net cash used in investing activities for the three months ended March 31, 1999 was $4,943,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the three months ended March 31, 1999, acquisition costs, primarily deferred payments, were $761,000, construction and development costs were approximately $1.6 million, advances to joint ventures and affiliates, including construction costs were $4.8 million, while recurring property capital expenditures was approximately $1.1 million. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of March 31, 1999, approximately $45 million was outstanding under the Credit Facilities and the Company had available $62.5 million in additional borrowing capacity.

As of March 31, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 4.0 years, respectively, and $122 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.2 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 3.4 years, respectively.

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

The Company expects to meet its short-term liquidity requirements, including distributions, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Recently Issued Accounting Standards
------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement related to the anticipated refinancing of $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The interest rate hedge agreement fixes the base rate for the anticipated refinancing at 6.28 percent. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

Year 2000
---------

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

The Company expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Company.

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


                                            For the Quarter
                                             ended March 31
                                            ----------------
                                               1999     1998
                                            -------  -------

Net income                                  $ 9,617  $ 7,369

Plus:
Depreciation and amortization                10,323    9,109
Loss on sale of property                        336        -

Less:
Depreciation expense on corporate assets         65       62
Distribution on Preferred OP Units            1,523        -
                                            -------  -------
FFO                                         $18,688  $16,416
                                            =======  =======


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtness of the Company outstanding as of March 31, 1999.


                                                                       Weighted
                                                                       Average
                                           Amount of     Percent of   Interest    Maturity
                                         Indebtedness    total debt     Rate        Date
                                         ------------   -----------   --------   ---------
(dollars in thousands)
Mortgage Debt:

Del Tura                                    $ 31,956          7.7%       8.40%       2000
Macomb                                        15,504          3.8%       9.82%       1999
Other (8 properties)                          19,919          4.8%       7.69%    2002-2011
Pacific Life (36 properties)                  54,734         13.3%       7.16%       2000
                                            --------         ----        ----

   Total Mortgage                            122,113         29.6%       7.91%

Unsecured Debt:

Unsecured Senior Notes                        70,000         17.0%       7.52%       2003
Unsecured Senior Notes                        75,000         18.2%       8.75%       2000
Unsecured Senior Notes                       100,000         24.2%       6.44%       2004
                                            --------         ----        ----

   Total Unsecured                           245,000         59.4%       7.46%
                                            --------         ----        ----
   Total Fixed Rate                          367,113         89.0%       7.61%

Variable Rate Debt:

Credit Facilities                             45,446         11.0%       5.83%    1999-2001
                                            --------

   Total Secured and Unsecured Debt         $412,559
                                            ========

Based on the amount outstanding under the Credit Facilities at March 31, 1999 of $45,446,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitalized items), for the three months ended March 31, 1999, would have increased or decreased by approximately $151,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information

Property Information

The Company classifies all of its properties in either the Stable Portfolio or the Active Expansion Portfolio. The Stable Portfolio includes the communities where the Company does not have, or has not recently had, expansion of the community. These communities generally have stable occupancy rates. The Active Expansion Portfolio are those properties where the Company is currently, or has recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our Stable Portfolio as they are in the lease-up phase. In addition, the Company owns three park model/RV communities.

The following table sets forth certain information, as of March 31, 1999, regarding the Properties.



                                                                                                           Weighted
                                                             Total           Total                         Average
                                                             Comm-         Number of     Occupancy as     Monthly Rent
                                             Location       unities          Sites           of            per Site
------------------------------------------------------------------------------------------------------------------------------
              Community          State   (Closest Major City)               3/31/99        3/31/99          3/31/99
------------------------------------------------------------------------------------------------------------------------------
       100 Oaks                  AL      Fultondale                                230             90%       $    199
                  Total Alabama                                  1                 230             90%       $    199
       Bermuda Palms             CA      Palm Springs                              185             97%       $    335
       Eastridge                 CA      San Jose                                  187             99%       $    657
       La Quinta Ridge           CA      Palm Springs                              152             92%       $    416
       The Colony                CA      Palm Springs                              220             98%       $    630
       The Orchard               CA      San Francisco                             233            100%       $    592
               Total California                                  5                 977             98%       $    537
       CV-Denver                 CO      Denver                                    345             94%       $    358
       CV-Longmont               CO      Longmont                                  310             99%       $    367
       Friendly Village          CO      Greeley                                   226             98%       $    279
       Pine Lakes Ranch          CO      Denver                                    762             97%       $    320
       Redwood Estates           CO      Denver                                    753             98%       $    325
                 Total Colorado                                  5               2,396             97%       $    329
       Cedar Grove               CT      New Haven                                  60            100%       $    288
       Evergreen                 CT      New Haven                                 102             99%       $    289
       Green Acres               CT      New Haven                                  64             97%       $    285
       Highland                  CT      New Haven                                  50             94%       $    299
              Total Connecticut                                  4                 276             98%       $    290
       Anchor North              FL      Tampa Bay                                  94             95%       $    259
       Audubon                   FL      Orlando                                   280             97%       $    256
       Colony Cove               FL      Sarasota                                2,211            100%       $    335
       Conway Circle             FL      Orlando                                   111             95%       $    291
       Crystal Lake              FL      St. Petersburg                            166             98%       $    266
*      Crystal Lakes             FL      Tampa                                     330             54%       $    153
       CV-Jacksonville           FL      Jacksonville                              643             97%       $    300
       Del Tura                  FL      Fort Myers                              1,343             88%       $    441
       Eldorado Estates          FL      Daytona Beach                             126             96%       $    261
       Emerald Lake              FL      Fort Myers                                201            100%       $    289
       Fairways Country Club     FL      Orlando                                 1,141             99%       $    292
*      Foxwood Farms             FL      Orlando                                   375             75%       $    198
*      Gold Tree**               FL      Tampa                                     295             89%       $    338
       Hidden Valley             FL      Orlando                                   303            100%       $    293
       Indian Rocks              FL      Clearwater                                148             64%       $    237
       Jade Isle                 FL      Orlando                                   101             95%       $    315
       Lakeland Harbor           FL      Tampa                                     504            100%       $    251




                                                                                                           Weighted
                                                                Total         Total                         Average
                                                                Comm-       Number of     Occupancy as     Monthly Rent
                                             Location          unities       Sites           of            per Site
------------------------------------------------------------------------------------------------------------------------------
              Community          State   (Closest Major City)               3/31/99        3/31/99          3/31/99
------------------------------------------------------------------------------------------------------------------------------
       Lakeland Junction         FL      Tampa                                     191            100%       $    196
       Lakes at Leesburg         FL      Orlando                                   640            100%       $    261
       Land O' Lakes             FL      Orlando                                   173            100%       $    257
       Midway Estates            FL      Vero Beach                                204             83%       $    318
       Oak Springs               FL      Orlando                                   438             74%       $    243
       Orange Lake               FL      Orlando                                   242             94%       $    248
       Palm Beach Colony         FL      West Palm Beach                           285             95%       $    306
       Pedaler's Pond            FL      Orlando                                   214             86%       $    195
       Pinellas Cascades         FL      Clearwater                                238             94%       $    368
       Shady Lane                FL      Clearwater                                108             91%       $    253
       Shady Oak                 FL      Clearwater                                250             99%       $    320
       Shady Village             FL      Clearwater                                156             97%       $    304
       Southwind Village         FL      Naples                                    337             92%       $    299
       Starlight Ranch           FL      Orlando                                   783             94%       $    291
       Tarpon Glen               FL      Clearwater                                170             90%       $    285
       Town & Country            FL      Orlando                                    73             95%       $    312
       Whispering Pines          FL      Clearwater                                392             95%       $    357
       Winter Haven Oaks         FL      Orlando                                   343             52%       $    210
                  Total Florida                                        35       13,609             92%       $    301
       Atlanta Meadows           GA      Atlanta                                    75            100%       $    230
*      Butler Creek              GA      Augusta                                   376             80%       $    186
       Camden Point              GA      Kingsland                                 268             53%       $    179
       Castlewood Estates        GA      Atlanta                                   334             85%       $    312
       Colonial Coach Estates    GA      Atlanta                                   481             86%       $    277
       Golden Valley             GA      Atlanta                                   131             98%       $    248
       Landmark                  GA      Atlanta                                   524             95%       $    268
       Marnelle                  GA      Atlanta                                   205             98%       $    258
       Oak Grove Estates         GA      Albany                                    174             98%       $    129
       Paradise Village          GA      Albany                                    226             97%       $    141
                  Total Georgia                                        10        2,794             87%       $    233
       Lakewood Estates          IA      Davenport                                 180             92%       $    248
       Terrace Heights           IA      Dubuque                                   317             97%       $    253
                     Total Iowa                                         2          497             95%       $    251
       Coach Royale              ID      Boise                                      91             99%       $    268
       Maple Grove Estates       ID      Boise                                     270             99%       $    281
       Shenandoah Estates        ID      Boise                                     154             97%       $    272
                    Total Idaho                                         3          515             98%       $    276
       Falcon Farms              IL      Moline                                    215             91%       $    226
       Maple Ridge               IL      Kankakee                                  201            100%       $    245
       Maple Valley              IL      Kankakee                                   75            100%       $    245
                 Total Illinois                                         3          491             96%       $    236
*      Broadmore                 IN      South Bend                                343             82%       $    236
       Forest Creek              IN      South Bend                                167             99%       $    291
*      Fountainvue               IN      Marion                                    120             87%       $    152
       Hickory Knoll             IN      Indianapolis                              325             98%       $    289
       Mariwood                  IN      Indianapolis                              296             95%       $    289
       Oak Ridge                 IN      South Bend                                204            100%       $    236
       Pendleton                 IN      Indianapolis                              102             98%       $    213
       Sherwood                  IN      Marion                                     89             80%       $    157



                                                                                                     Weighted
                                                         Total         Total                          Average
                                                          Comm-       Number of     Occupancy as    Monthly Rent
                                       Location          unities       Sites           of            per Site
------------------------------------------------------------------------------------------------------------------------------
         Community          State   (Closest Major City)               3/31/99        3/31/99          3/31/99
------------------------------------------------------------------------------------------------------------------------------
     Skyway                    IN     Indianapolis                        156            99%       $    285
     Twin Pines                IN     Goshen                              238            97%       $    224
                Total Indiana                                  10       2,040            94%       $    249
     Mosby's Point             KY     Cincinnati                          150            97%       $    286
     Rolling Hills             KY     Louisville                          158            96%       $    198
               Total Kentucky                                   2         308            96%       $    241
     Pinecrest Village         LA     Shreveport                          446            72%       $    150
     Stonegate, LA             LA     Shreveport                          157            98%       $    170
              Total Louisiana                                   2         603            79%       $    155
     Hillcrest                 MA     Boston                               83            93%       $    299
     Leisurewoods Rockland     MA     Boston                              394            99%       $    323
*    Leisurewoods Taunton      MA     Boston                              128            96%       $    280
     The Glen                  MA     Boston                               36           100%       $    380
          Total Massachusetts                                   4         641            98%       $    315
     Algoma Estates            MI     Grand Rapids                        294            94%       $    276
*    Anchor Bay                MI     Detroit                           1,384            94%       $    336
     Arbor Village             MI     Jackson                             266            98%       $    245
     Avon                      MI     Detroit                             617            99%       $    390
     Canterbury Estates        MI     Grand Rapids                        209            80%       $    230
     Chesterfield              MI     Detroit                             345            97%       $    358
     Chestnut Creek            MI     Flint                               221            68%       $    308
     Clinton                   MI     Detroit                           1,000            99%       $    357
     Colonial Acres            MI     Kalamazoo                           612            95%       $    279
     Colonial Manor            MI     Kalamazoo                           195            96%       $    266
     Country Estates           MI     Grand Rapids                        254            94%       $    268
     Cranberry                 MI     Pontiac                             232           100%       $    344
     Ferrand Estates           MI     Grand Rapids                        420            99%       $    321
*    Forest Lake Estates       MI     Grand Rapids                        221            78%       $    272
*    Grand Blanc               MI     Flint                               415            96%       $    326
     Holiday Estates           MI     Grand Rapids                        205           100%       $    305
     Howell                    MI     Lansing                             455            99%       $    364
     Huron Estates             MI     Flint                               111            68%       $    196
     Lake in the Hills         MI     Detroit                             238           100%       $    372
*    Leonard Gardens           MI     Grand Rapids                        216            82%       $    289
     Macomb                    MI     Detroit                           1,426            99%       $    358
     Norton Shores             MI     Grand Rapids                        656            86%       $    245
     Novi                      MI     Detroit                             725            98%       $    405
     Oakhill                   MI     Flint                               504            90%       $    350
     Old Orchard               MI     Flint                               200           100%       $    316
     Orion                     MI     Detroit                             423            98%       $    337
     Pinewood                  MI     Columbus                            380            98%       $    290
     Pleasant Ridge            MI     Lansing                             305            85%       $    212
     Royal Estates             MI     Kalamazoo                           183            92%       $    297
     Science City              MI     Midland                             171            98%       $    279
     Springbrook               MI     Utica                               398            98%       $    326
     Sun Valley                MI     Jackson                             203            97%       $    237
     Swan Creek                MI     Ann Arbor                           294            99%       $    328




                                                                                                    Weighted
                                                          Total        Total                         Average
                                                          Comm-      Number of     Occupancy as    Monthly Rent
                                          Location        unities      Sites           of           per Site
------------------------------------------------------------------------------------------------------------------------------
          Community          State   (Closest Major City)              3/31/99        3/31/99         3/31/99
------------------------------------------------------------------------------------------------------------------------------
*    The Highlands             MI     Flint                               682            89%       $    272
     Torrey Hills              MI     Flint                               346            97%       $    340
     Valley Vista              MI     Grand Rapids                        137            93%       $    323
     Villa                     MI     Flint                               319            97%       $    330
*    Westbrook                 MI     Detroit                             217            57%       $    364
     Yankee Spring             MI     Grand Rapids                        284            91%       $    247
               Total Michigan                                  39      15,763            94%       $    320
     Cedar Knolls              MN     Minneapolis                         458            97%       $    380
     Cimmaron                  MN     St. Paul                            505            99%       $    383
     President's Park          MN     Grand Forks                         174            82%       $    219
     Rosemount                 MN     Minneapolis/St. Paul                182           100%       $    373
     Twenty-Nine Pines         MN     St. Paul                            152            93%       $    308
              Total Minnesota                                   5       1,471            96%       $    354
*    Springfield Farms         MO     Springfield                         134            69%       $    177
               Total Missouri                                   1         134            69%       $    177
     Countryside Village G.F.  MT     Great Falls                         222            99%       $    200
                Total Montana                                   1         222            99%       $    200
     Autumn Forest             NC     Greensboro                          299            99%       $    213
     Foxhall Village           NC     Raleigh                             315            97%       $    330
     Oakwood Forest            NC     Greensboro                          481            96%       $    256
     Woodlake                  NC     Greensboro                          308           100%       $    227
         Total North Carolina                                   4       1,403            98%       $    247
     Buena Vista               ND     Fargo                               400            96%       $    255
     Columbia Heights          ND     Grand Forks                         302            99%       $    264
     Meadow Park               ND     Fargo                               118            90%       $    191
           Total North Dakota                                   3         820            96%       $    249
     Casual Estates            NY     Syracuse                            961            74%       $    318
     Meadowbrook               NY     Ithaca                              237            74%       $    253
     Oak Orchard Estates       NY     Rochester                           235            94%       $    282
     Shadybrook                NY     Syracuse                             89            74%       $    318
               Total New York                                   4       1,522            77%       $    303
*    Hunter's Chase            OH     Lima                                135            39%       $    165
     Vance                     OH     Columbus                            110            95%       $    209
     Willo-Arms                OH     Cleveland                           262           100%       $    192
     Yorktowne                 OH     Cincinnati                          354            97%       $    322
                   Total Ohio                                   4         861            89%       $    244
     Crestview                 OK     Stillwater                          237            86%       $    191
               Total Oklahoma                                   1         237            86%       $    191
     Knoll Terrace             OR     Salem                               212            97%       $    337
     Riverview                 OR     Portland                            133            99%       $    372
                 Total Oregon                                   2         345            98%       $    351
*    Carnes Crossing           SC                                         535            96%       $    166
*    Conway Plantation         SC     Myrtle Beach                        299            64%       $    178
     Saddlebrook               SC                                         426            98%       $    185
         Total South Carolina                                   3       1,260            89%       $    175
-----------------------------------------------------------------------------------------------------------

                                                                                                       Weighted
                                                          Total      Total                              Average
                                                          Comm-     Number of        Occupancy as     Monthly Rent
                                          Location       unities     Sites                of            per Site
------------------------------------------------------------------------------------------------------------------------------
        Community          State    (Closest Major City)            3/31/99             3/31/99          3/31/99
------------------------------------------------------------------------------------------------------------------------------
*    Eagle Creek             TX        Tyler                          198                 43%              $158
     Homestead Ranch         TX        McAllen                        126                 88%              $220
     Leisure World           TX        Brownsville                    201                 91%              $207
     The Homestead           TX        McAllen                         99                 98%              $214
     Trail's End             TX        Brownsville                    307                 83%              $200
          Total Texas                                     5           931                 79%              $197
*    Regency Lakes           VA        Winchester                     384                 71%              $205
       Total Virginia                                     1           384                 71%              $205
     Eagle Point             WA        Seattle                        230                 98%              $440
     Total Washington                                     1           230                 98%              $440
     Breazeale               WY        Laramie                        116                 97%              $227
        Total Wyoming                                     1           116                 97%              $227

     Totals                                                        51,076               92.2%              $299

*     These properties are included in the Active Expansion Portfolio.
**    This property was sold in April 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits and Index of Exhibits

               (27.)     Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the first quarter of 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14/th/ day of May, 1999.

                                           CP LIMITED PARTNERSHIP
                                      By:  CHATEAU COMMUNITIES, INC.



                                      By:   /s/ Tamara D. Fischer
                                          --------------------------------------
                                                   Tamara D. Fischer
                                                Executive Vice President
                                               and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)