Form 10-Q
period 1999-06-30
CP LTD PARTNERSHIP
filed 1999-08-13
CIK 931917

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
        Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----
        Exchange Act of 1934

                 Commission file number         33-85492
                                             ---------------

                            CP LIMITED PARTNERSHIP
            (Exact name of Registrant as specified in its charter)

               MARYLAND                          38-3140664
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

                             CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX






                                                                                                                  Page Number
                                                                                                                  -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 1999 and 1998                                                                       1
         Condensed Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                                                                     2
         Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998                                                                   3
         Notes to Condensed Consolidated Financial Statements                                                        4-6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                       7-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                   13

PART II.     OTHER INFORMATION                                                                                     14-19

SIGNATURES                                                                                                            20

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                                                       Three Months Ended   Six Months Ended
                                                            June 30,            June 30,
                                                       ------------------   -----------------
                                                         1999      1998      1999      1998
                                                       --------   -------   -------   -------
Revenues:
 Rental income                                          $44,119   $42,214   $88,289   $81,307
 Management fee, interest and other income                2,718     1,535     4,156     2,647
                                                        -------   -------   -------   -------
                                                         46,837    43,749    92,445    83,954
Expenses:
 Property operating and maintenance                      12,482    11,810    24,574    22,886
 Real estate taxes                                        3,167     3,071     6,373     6,026
 Depreciation and amortization                           10,326     9,849    20,649    18,958
 Administrative                                           2,235     1,973     4,307     4,123
 Interest and related amortization                        8,127     8,010    16,089    15,556
                                                        -------   -------   -------   -------
                                                         36,337    34,713    71,992    67,549
                                                        -------   -------   -------   -------

Income before net gain on sales of properties            10,500     9,036    20,453    16,405
Net gain on sales of properties                           3,141         -     2,805         -
                                                        -------   -------   -------   -------

Net income                                               13,641     9,036    23,258    16,405

 Preferred OP Units                                       1,524     1,202     3,047     1,202
                                                        -------   -------   -------   -------

Net income attributed to common OP Unitholders          $12,117   $ 7,834   $20,211   $15,203
                                                        =======   =======   =======   =======
 Net income attributed to common OP Unitholders:

 General Partner                                        $10,771   $ 6,903    17,953    13,493
 Limited Partners                                         1,346       931     2,258     1,710
                                                        -------   -------   -------   -------
                                                        $12,117   $ 7,834   $20,211   $15,203
                                                        =======   =======   =======   =======
OP Unit information:

 Basic earnings per common OP Unit                      $   .38   $   .25   $   .64   $   .50
                                                        =======   =======   =======   =======

 Diluted earnings per common OP Unit                    $   .38   $   .25   $   .64   $   .50
                                                        =======   =======   =======   =======

 Distribution declared per common
  OP Unit outstanding                                   $  .485   $  .455   $   .97   $   .91
                                                        =======   =======   =======   =======

 Weighted average common
  OP Units outstanding - assuming dilution               31,748    31,298    31,716    30,565
                                                        =======   =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               June 30,    December 31,
                              ASSETS                                             1999          1998
                                                                              ----------   ------------
Rental property:
 Land                                                                         $  134,057        135,444
 Land and improvements for expansion sites                                        15,874         22,184
 Depreciable property                                                            880,683        868,881
                                                                              ----------     ----------
                                                                               1,030,614      1,026,509
    Less accumulated depreciation                                                170,944        151,260
                                                                              ----------     ----------

    Net rental property                                                          859,670        875,249

Cash and cash equivalents                                                          6,743            450
Receivables                                                                        3,704          3,123
Notes receivable                                                                   8,893          7,163
Investment in and advances to affiliates                                          88,268         65,473
Prepaid expenses and other assets                                                  8,736          7,736
                                                                              ----------     ----------

    Total assets                                                              $  976,014     $  959,194
                                                                              ==========     ==========

                              LIABILITIES

Debt                                                                          $  451,960     $  427,778
Accounts payable and accrued expenses                                             19,804         21,030
Rents received in advance and security deposits                                    7,664          6,898
Distributions payable                                                             15,829         15,078
                                                                              ----------     ----------

    Total liabilities                                                            495,257        470,784

PARTNERS' CAPITAL, Unlimited authorized units; 31,594,765 and 31,459,888
 Common OP units outstanding at June 30, 1999 and December
 31, 1998, respectively;  1,500,000 Preferred OP Units outstanding at June 30, 1999 and December 31, 1998, respectively
   General partner                                                               361,853        367,935
   Limited partners                                                               45,902         47,473
   Preferred OP Units, Series A                                                   73,002         73,002
                                                                              ----------     ----------

    Total partners' capital                                                      480,757        488,410
                                                                              ----------     ----------

        Total liabilities and partners' capital                               $  976,014     $  959,194
                                                                              ==========     ==========


                     The accompanying notes are an integral
                       part of the financial statements.

                             CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.
                             (DOLLARS IN THOUSANDS)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                     -----------------------
                                                                                                        1999          1998
                                                                                                     ---------     ---------
Cash Flows from Operating Activities:
 Net income                                                                                          $ 23,258      $  16,405
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Gain on sale of property                                                                             (2,805)           -
  Depreciation and amortization                                                                        20,649         18,958
  Amortization of debt issuance costs                                                                     407            377
  Increase in operating assets                                                                         (4,153)        (2,401)
  (Decrease) increase in operating liabilities                                                           (460)         3,022
                                                                                                     --------      ---------

     Net cash provided by operating activities                                                         36,896         36,361

Cash flows from financing activities:
 Borrowings on the line of credit                                                                      43,201         67,026
 Payments on the line credit                                                                          (10,267)       (86,800)
 Payoff of mortgages and other debt                                                                    (8,050)           -
 Mortgage principal payments                                                                             (703)        (1,221)
 Distributions to OP Unitholders                                                                      (29,870)       (26,006)
 Common OP Units reacquired and retired                                                                   -             (930)
 Proceeds from the issuance of common OP Units                                                            146         53,924
 Net Proceeds from the issuance of Preferred OP Units                                                     -           73,002
 Other financing activities                                                                             1,480            223
                                                                                                     --------      ---------

     Net cash (used in) provided by financing activities                                               (4,063)        79,218

Cash flows from investing activities:
 Acquisition of rental properties                                                                      (5,706)      (105,556)
 Additions to rental property                                                                          (7,659)        (4,587)
 Disposition of rental property                                                                         9,620            -
 Investment in and advances to joint ventures/affiliates                                              (22,795)       (20,221)
                                                                                                     --------      ---------

    Net cash used in investing activities                                                             (26,540)      (130,364)
                                                                                                     --------      ---------

Increase (decrease) in cash and cash equivalents                                                        6,293        (14,785)
Cash and cash equivalents, beginning of period                                                            450         14,910
                                                                                                     --------      ---------
Cash and cash equivalents, end of period                                                             $  6,743      $     125
                                                                                                     ========      =========

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection
   with acquisitions/development                                                                     $    890      $  28,323
                                                                                                     ========      =========

Debt assumed in connection with acquisitions                                                         $    -        $  32,579
                                                                                                     ========      =========

                     The accompanying notes are an integral
                       part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:
    ----------------------

     The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Chateau Communities, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT") is the sole general partner of the Company.

2.   Rental Property
     ---------------

     On April 1, 1999, the Company purchased a manufactured home community located in Montgomery, Alabama with 309 homesites for a purchase price of approximately $4 million.

     On April 15, 1999 the Company sold one manufactured home community located at Bradenton, Florida with 295 home sites for a gross sales price of $8.5 million, resulting in a gain of $3.1 million.

     On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3,200,000. Upon the sale of the property, the Company recognized a net loss of $336,000.

     As of June 30, 1999, the Company owned 164 communities with an aggregate of 51,156 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 8,500 residential homesites and 175 park model/RV sites in 38 communities.

3.   Equity Transactions:
     --------------------

     On May 20, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of June 30, 1999. The distribution was paid on July 15, 1999 and is included in the distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 1999.

     On February 25, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of March 31, 1999. The distribution was paid on April 14, 1999.

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

                             CP LIMITED PARTNERSHIP

                                   __________



3. Equity Transactions Continued:
   ------------------------------

     (In thousands, except per OP Unit data)                                     For the three months ended June 30,
                                                                                 -----------------------------------

                                                                                     1999                      1998
                                                                                     ----                      ----
Basic EPS:

   Net income available to common OP Unitholders                                   $12,117                   $ 7,834
                                                                                   =======                   =======

  Weighted average common OP Units - basic                                          31,575                     30,995
                                                                                   =======                    =======
  Per OP Unit - basic                                                              $   .38                   $    .25
                                                                                   =======                   ========
Diluted EPS:
  Net Income available to common OP Unitholders                                    $12,117                   $  7,834
                                                                                   =======                   ========
  Weighted average common OP Units outstanding                                      31,575                     30,995
  Dilutive Chateau Employee stock options                                              173                        303
                                                                                   -------                   --------
  Weighted average common OP
                                                                                    31,748                     31,298
     Units - assuming dilution                                                     =======                   ========

  Per OP Unit - assuming dilution                                                  $   .38                   $    .25
                                                                                   =======                   ========


                                                                                    For the six months ended June 30,
                                                                                    ---------------------------------

                                                                                     1999                      1998
                                                                                     ----                      ----
Basic EPS:

   Net income available to common OP Unitholders                                   $20,211                   $ 15,203
                                                                                   =======                   ========

  Weighted average common OP Units - basic                                          31,541                     30,245
                                                                                   =======                   ========
  Per OP Unit - basic                                                              $   .64                   $    .50
                                                                                   =======                   ========
Diluted EPS:
  Net income available to common OP Unitholders                                    $20,211                   $ 15,203
                                                                                   =======                   ========
  Weighted average common OP Units outstanding                                      31,541                     30,245
  Employee stock options                                                               175                        320
                                                                                   -------                   --------
  Weighted average common OP
     Units - assuming dilution                                                      31,541                     30,245
                                                                                   -------                    -------

  Per OP Unit - assuming dilution                                                  $   .64                   $    .50
                                                                                   =======                   ========

                            CP LIMITED PARTNERSHIP

                                   ---------

4.  Debt:
    -----

    The following table sets forth certain information regarding debt of the Company at June 30, 1999.


                              Weighted Average
    Dollars in thousands:      Interest Rate    Maturity Date  Principal Balance
                              ----------------- -------------  -----------------

     Fixed Rate Mortgage Debt      7.90 %         1999-2011         $121,758
     Unsecured Senior Notes        7.46 %         2000-2004          245,000
     Unsecured Lines of Credit     5.87 %            -                69,669
     Other notes payable          various          various            15,533
                                                                    --------

                                                                    $451,960
                                                                    ========


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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and six months ended June 30, 1999 and 1998. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                              Core Portfolio                                   Total
                                                         -----------------------                      ----------------------
                                                         1999               1998                      1999              1998
                                                         ----               ----                      ----              ----
Dollars in thousands, except per site

As of June 30,
Number of communities                                       162                162                       164              165
Total manufactured homesites                             50,710             50,100                    51,156           50,891
Occupied sites                                           46,769             46,216                    47,165           46,861
Occupancy %                                                92.2%              92.2%                     92.2%            92.1%


For the three months ended June 30,
Rental income                                           $43,831            $41,654                   $44,119          $42,214
Property operating expenses                             $15,478            $14,639                   $15,649          $14,881
Net operating income                                    $28,353            $27,015                   $28,470          $27,333
Weighted average monthly rent per                       $   301            $   289                   $   300          $   289
 site

For the six months ended June 30,
Rental income                                           $80,617            $76,786                   $88,289          $81,307
Property operating expenses                             $28,370            $27,348                   $30,947          $28,912
Net operating income                                    $52,247            $49,438                   $57,342          $52,395
Weighted average monthly rent per                       $   304            $   292                   $   300          $   290
 site

Comparison of three months ended June 30, 1999 to three months ended June 30,
1998

For the three months ended June 30, 1999, net income was $13,641,000 an increase of $4,605,000 from the three months ended June 30, 1998. The increase was due primarily to a gain of $3.1 million on the sale of a property and increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended June 30, 1999 was $44,119,000, an increase of $1,905,000 from the three months ended June 30, 1998. The increase is primarily due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the three months ended June 30, 1999 was 47,172 sites compared with 46,726 sites for the same period in 1998. The occupancy rate was 92.2 percent on 51,156 sites as of June 30, 1999, compared to 92.1 percent on 50,891 sites as of June 30, 1998. The occupancy rate on the stabilized portfolio was 93.7 percent as of June 30, 1999. The stabilized portfolio includes Communities where the Company does not have, or has not recently had, expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1999 was $300 compared with $289 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1999 was $301 compared with $289 for the same period in 1998, an increase of
4.2 percent.

Management fee, interest and other income primarily includes management fee income for the management of 38 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended June 30, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures and increased management fee income.

Property operating and maintenance expense for the three months ended June 30, 1999 increased by $672,000 or 5.7 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Real estate taxes for the three months ended June 30, 1999, increased by $96,000 or 3.1 percent from the three months ended June 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.38 for the three months ended June 30, 1999 compared to $21.91 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended June 30, 1999 increased by $262,000 from the same period a year ago. Administrative expense in 1999 was
4.8 percent of revenues as compared to 4.5 percent in 1998.

Interest and related amortization costs increased for the three months ended June 30, 1999 by $117,000, as compared with the three months ended June 30, 1998. Interest expense as a percentage of average debt outstanding decreased to approximately 7.4 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgage debt.

Depreciation and amortization expense for the three months ended June 30, 1999 increased $477,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of six months ended June 30, 1999 to six months ended June 30, 1998

For the six months ended June 30, 1999, net income was $23,258,000, an increase of $6,853,000 from the six months ended June 30, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio as well as a net gain recorded on the sales of two properties. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the six months ended June 30, 1999 was $88,289,000 an increase of $6,982,000 from the six months ended June 30, 1998. Approximately 44 percent was due to acquisitions, net of dispositions, and the remaining 56 percent was due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the six months ended June 30, 1999 was 47,139 sites compared with 44,820 sites for the same period in 1998. On a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1999 was $300 compared with $290 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1999 was $304 compared with $292 for the same period in 1998, an increase of 4.1 percent.

Property operating and maintenance expense for the six months ended June 30, 1999 increased by $1,688,000 or 7.4 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the six months ended June 30, 1999, increased by $347,000 or 5.8 percent from the six months ended June 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.53 for the six months ended June 30, 1999 compared to $22.41 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the six months ended June 30, 1999 increased by approximately $184,000 from the same period a year ago. Administrative expense in 1999 was 4.7 percent of revenues as compared to 4.9 percent in 1998.

Interest and related amortization costs increased for the six months ended June 30, 1999 by $533,000, as compared with the six months ended June 30, 1998. The increase was due to financing of acquisitions, advances to affiliates and development activity. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately
7.8 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgages.

Depreciation and amortization expense for the six months ended June 30, 1999 increased $1,691,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $36,896,000 for the six months ended June 30, 1999, compared with $36,361,000 for the six months ended June 30, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 1999 was $4,063,000. This was due primarily to $29,870,000 in distributions paid to common OP Unitholders in the first half of 1999, the payoff of mortgage and other debt of $8,050,000 offset partially by net borrowings on the lines of credit of $33,000,000.

Net cash used in investing activities for the six months ended June 30, 1999 was $26,540,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the six months ended June 30, 1999, acquisition costs were $5.7 million, including the acquisition of one manufactured home community with 309 homesites for a purchase price of $4 million. Construction and development costs were approximately $3.6 million, recurring property capital expenditures were approximately $3.4 million and advances to joint ventures and affiliates, including construction costs were $22.8 million. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of June 30, 1999, approximately $69.7 million was outstanding under the Credit Facilities and the Company had available $37.8 million in additional borrowing capacity.

As of June 30, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.7 years, respectively, and $122 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.0 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 3.2 years, respectively.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the issuance of additional equity or debt securities and the assumption of existing secured or unsecured indebtedness.

The Company expects to meet its short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

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

                                              For the three months   For the six months
                                                 ended June 30          ended June 30
                                              --------------------   -------------------
                                               1999       1998       1999         1998
                                              -------    -------    -------      -------
Net income                                    $13,641    $ 9,036    $23,258      $16,405

Plus:
Depreciation and amortization                  10,326      9,849     20,649       18,958

Less:
Non-recurring item (1)                          3,141          -      2,805            -
Depreciation expense on corporate assets           65         63        130          125
Distribution on Preferred OP Units              1,524      1,202      3,047        1,202
                                              -------    -------    -------      -------
FFO                                           $19,237    $17,620    $37,925      $34,036
                                              =======    =======    =======      =======

  (1)  Represents net gain recorded on sales of properties.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of June 30, 1999.

                                                                                           Weighted
                                                                                            Average
                                                     Amount of           Percent of        Interest            Maturity
                                                   Indebtedness          total debt          Rate                Date
                                                   ------------          ----------          ----                ----
(dollars in thousands)
Mortgage Debt:

Del Tura                                              $ 31,788               7.3%            8.40%               2000
Macomb                                                  15,398               3.5%            9.82%               1999
Other (8 properties)                                    19,838               4.6%            7.69%             2002-2011
Pacific Life (36 properties)                            54,734              12.5%            7.16%               2000
                                                      --------              ----             ----

   Total Mortgage                                      121,758              27.9%            7.90%

Unsecured Debt:

Unsecured Senior Notes                                  70,000              16.0%            7.52%               2003
Unsecured Senior Notes                                  75,000              17.2%            8.75%               2000
Unsecured Senior Notes                                 100,000              22.9%            6.44%               2004
                                                      --------              ----             ----

   Total Unsecured                                     245,000              56.1%            7.46%
                                                      --------              ----             ----
   Total Fixed Rate                                    366,758              84.0%            7.60%

Variable Rate Debt:

Credit Facilities                                       69,669              16.0%           5.87%
                                                      --------

   Total Secured and Unsecured Debt                   $436,427
                                                      ========

Based on the amount outstanding under the Credit Facilities at June 30, 1999 of $69,669,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitalized items), for the six months ended June 30, 1999, would have increased or decreased by approximately $348,000.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities and Use of Proceeds
               None

Item 3.        Defaults Upon Senior Securities
               Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               None

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

The following table sets forth certain information, as of June 30, 1999, regarding the Properties.

                                                                                                                       Weighted
                                                                   Total       Total                                   Average
                                                                   Comm-     Number of            Occupancy as       Monthly Rent
                                              Location            unities     Sites                    of             per Site
            Community           State   (Closest Major City)                  6/30/99                6/30/99           6/30/99
---------------------------------------------------------------------------------------------------------------------------------
     100 Oaks                      AL             Fultondale                   230                         91%           $    204
     Lakewood                      AL             Montgomery                   309                         87%           $    149
                Total Alabama                                           2      539                         89%           $    173
     Bermuda Palms                 CA           Palm Springs                   185                         94%           $    331
     Eastridge                     CA               San Jose                   187                         99%           $    642
     La Quinta Ridge               CA           Palm Springs                   152                         86%           $    406
     The Colony                    CA           Palm Springs                   220                         97%           $    621
     The Orchard                   CA          San Francisco                   233                        100%           $    581
             Total California                                           5      977                         96%           $    527
     CV-Denver                     CO                 Denver                   345                         94%           $    358
     CV-Longmont                   CO               Longmont                   310                         99%           $    370
     Friendly Village              CO                Greeley                   226                         98%           $    284
     Pine Lakes Ranch              CO                 Denver                   762                         97%           $    327
     Redwood Estates               CO                 Denver                   753                         98%           $    325
               Total Colorado                                           5    2,396                         97%           $    332
     Cedar Grove                   CT              New Haven                    60                        100%           $    289
     Evergreen                     CT              New Haven                   102                         98%           $    291
     Green Acres                   CT              New Haven                    64                         95%           $    287
     Highland                      CT              New Haven                    50                         92%           $    303
            Total Connecticut                                           4      276                         97%           $    292
     Anchor North                  FL              Tampa Bay                    94                         95%           $    262
     Audubon                       FL                Orlando                   280                         99%           $    263
     Colony Cove                   FL               Sarasota                 2,211                        100%           $    335
     Conway Circle                 FL                Orlando                   111                         95%           $    301
     Crystal Lake                  FL         St. Petersburg                   166                         93%           $    263
*    Crystal Lakes                 FL                  Tampa                   330                         55%           $    152
     CV-Jacksonville               FL           Jacksonville                   643                         97%           $    303
     Del Tura                      FL             Fort Myers                 1,344                         88%           $    432
     Eldorado Estates              FL          Daytona Beach                   126                         98%           $    259
     Emerald Lake                  FL             Fort Myers                   201                        100%           $    291
     Fairways Country Club         FL                Orlando                 1,141                         99%           $    293
*    Foxwood Farms                 FL                Orlando                   375                         75%           $    198
     Hidden Valley                 FL                Orlando                   303                        100%           $    294
     Indian Rocks                  FL             Clearwater                   148                         68%           $    237
     Jade Isle                     FL                Orlando                   101                         94%           $    317
     Lakeland Harbor               FL                  Tampa                   504                        100%           $    251

                                                                                                                       Weighted
                                                                   Total       Total                                   Average
                                                                   Comm-     Number of            Occupancy as       Monthly Rent
                                              Location            unities     Sites                    of             per Site
            Community           State   (Closest Major City)                  6/30/99                6/30/99           6/30/99
---------------------------------------------------------------------------------------------------------------------------------
     Lakeland Junction             FL                  Tampa                   191                        100%           $    196
     Lakes at Leesburg             FL                Orlando                   640                        100%           $    261
     Land O' Lakes                 FL                Orlando                   173                         99%           $    256
     Midway Estates                FL             Vero Beach                   204                         80%           $    322
     Oak Springs                   FL                Orlando                   438                         74%           $    247
     Orange Lake                   FL                Orlando                   242                         93%           $    248
     Palm Beach Colony             FL        West Palm Beach                   285                         94%           $    308
     Pedaler's Pond                FL                Orlando                   214                         86%           $    194
     Pinellas Cascades             FL             Clearwater                   238                         93%           $    366
     Shady Lane                    FL             Clearwater                   108                         94%           $    265
     Shady Oak                     FL             Clearwater                   250                         99%           $    320
     Shady Village                 FL             Clearwater                   156                         97%           $    306
     Southwind Village             FL                 Naples                   337                         93%           $    300
     Starlight Ranch               FL                Orlando                   783                         94%           $    287
     Tarpon Glen                   FL             Clearwater                   170                         90%           $    289
     Town & Country                FL                Orlando                    73                         96%           $    313
     Whispering Pines              FL             Clearwater                   392                         96%           $    361
     Winter Haven Oaks             FL                Orlando                   343                         52%           $    210
                Total Florida                                          34   13,315                         92%           $    300
     Atlanta Meadows               GA                Atlanta                    75                         99%           $    226
*    Butler Creek                  GA                Augusta                   376                         81%           $    185
     Camden Point                  GA              Kingsland                   268                         54%           $    171
     Castlewood Estates            GA                Atlanta                   334                         85%           $    311
     Colonial Coach Estates        GA                Atlanta                   481                         86%           $    277
     Golden Valley                 GA                Atlanta                   131                         95%           $    253
     Landmark                      GA                Atlanta                   524                         94%           $    269
     Marnelle                      GA                Atlanta                   205                         98%           $    265
     Oak Grove Estates             GA                 Albany                   174                         98%           $    133
     Paradise Village              GA                 Albany                   226                         95%           $    144
                Total Georgia                                          10    2,794                         87%           $    234
     Lakewood Estates              IA              Davenport                   180                         92%           $    249
     Terrace Heights               IA                Dubuque                   317                         95%           $    254
                   Total Iowa                                           2      497                         94%           $    252
     Coach Royale                  ID                  Boise                    91                         99%           $    274
     Maple Grove Estates           ID                  Boise                   270                         99%           $    288
     Shenandoah Estates            ID                  Boise                   154                         97%           $    269
                  Total Idaho                                           3      515                         98%           $    280
     Falcon Farms                  IL                 Moline                   215                         91%           $    226
     Maple Ridge                   IL               Kankakee                   201                        100%           $    247
     Maple Valley                  IL               Kankakee                    75                        100%           $    247
               Total Illinois                                           3      491                         96%           $    238
*    Broadmore                     IN             South Bend                   344                         85%           $    234
     Forest Creek                  IN             South Bend                   167                        100%           $    287
*    Fountainvue                   IN                 Marion                   120                         88%           $    151
     Hickory Knoll                 IN           Indianapolis                   325                         98%           $    292
     Mariwood                      IN           Indianapolis                   296                         92%           $    289
     Oak Ridge                     IN             South Bend                   204                        100%           $    237
     Pendleton                     IN           Indianapolis                   102                         96%           $    215
     Sherwood                      IN                 Marion                    89                         81%           $    157
     Skyway                        IN           Indianapolis                   156                         97%           $    285
     Twin Pines                    IN                 Goshen                   238                         98%           $    225
                Total Indiana                                          10    2,041                         94%           $    249

                                                                                                                       Weighted
                                                                   Total       Total                                   Average
                                                                   Comm-     Number of            Occupancy as       Monthly Rent
                                              Location            unities     Sites                    of             per Site
            Community           State   (Closest Major City)                  6/30/99                6/30/99           6/30/99
---------------------------------------------------------------------------------------------------------------------------------
     Mosby's Point                 KY             Cincinnati                   150                         96%           $    288
     Rolling Hills                 KY             Louisville                   158                         96%           $    202
               Total Kentucky                                           2      308                         96%           $    244
     Pinecrest Village             LA             Shreveport                   446                         73%           $    152
     Stonegate, LA                 LA             Shreveport                   157                         99%           $    174
              Total Louisiana                                           2      603                         80%           $    158
     Hillcrest                     MA                 Boston                    83                         93%           $    299
     Leisurewoods Rockland         MA                 Boston                   394                         99%           $    315
*    Leisurewoods Taunton          MA                 Boston                   130                         96%           $    278
     The Glen                      MA                 Boston                    36                        100%           $    380
          Total Massachusetts                                           4      643                         98%           $    309
*    Algoma Estates                MI           Grand Rapids                   294                         97%           $    280
*    Anchor Bay                    MI                Detroit                 1,384                         95%           $    337
     Arbor Village                 MI                Jackson                   266                         98%           $    248
     Avon                          MI                Detroit                   617                         99%           $    392
     Canterbury Estates            MI           Grand Rapids                   209                         81%           $    233
     Chesterfield                  MI                Detroit                   345                         97%           $    361
     Chestnut Creek                MI                  Flint                   221                         70%           $    311
     Clinton                       MI                Detroit                 1,000                         99%           $    359
     Colonial Acres                MI              Kalamazoo                   612                         95%           $    280
     Colonial Manor                MI              Kalamazoo                   195                         95%           $    267
     Country Estates               MI           Grand Rapids                   254                         96%           $    267
     Cranberry                     MI                Pontiac                   232                         99%           $    346
     Ferrand Estates               MI           Grand Rapids                   420                         99%           $    324
*    Forest Lake Estates           MI           Grand Rapids                   221                         80%           $    271
*    Grand Blanc                   MI                  Flint                   478                         85%           $    332
     Holiday Estates               MI           Grand Rapids                   205                         99%           $    311
     Howell                        MI                Lansing                   455                         98%           $    364
     Huron Estates                 MI                  Flint                   111                         71%           $    208
     Lake in the Hills             MI                Detroit                   238                        100%           $    371
*    Leonard Gardens               MI           Grand Rapids                   216                         91%           $    288
     Macomb                        MI                Detroit                 1,426                         98%           $    359
     Norton Shores                 MI           Grand Rapids                   656                         87%           $    250
     Novi                          MI                Detroit                   725                         98%           $    405
     Oakhill                       MI                  Flint                   504                         90%           $    351
     Old Orchard                   MI                  Flint                   200                        100%           $    316
     Orion                         MI                Detroit                   423                         99%           $    343
     Pinewood                      MI               Columbus                   380                         99%           $    297
     Pleasant Ridge                MI                Lansing                   305                         85%           $    215
     Royal Estates                 MI              Kalamazoo                   183                         94%           $    299
     Science City                  MI                Midland                   170                         99%           $    285
     Springbrook                   MI                  Utica                   398                         98%           $    329
     Sun Valley                    MI                Jackson                   195                         95%           $    242
     Swan Creek                    MI              Ann Arbor                   294                        100%           $    335
*    The Highlands                 MI                  Flint                   682                         89%           $    269
     Torrey Hills                  MI                  Flint                   346                         96%           $    341
     Valley Vista                  MI           Grand Rapids                   137                         93%           $    323
     Villa                         MI                  Flint                   319                         95%           $    335
*    Westbrook                     MI                Detroit                   220                         64%           $    364
     Yankee Spring                 MI           Grand Rapids                   284                         92%           $    248
               Total Michigan                                          39   15,820                         94%           $    323
     Cedar Knolls                  MN            Minneapolis                   458                         98%           $    384

                                                                                                                       Weighted
                                                                   Total       Total                                   Average
                                                                   Comm-     Number of            Occupancy as       Monthly Rent
                                              Location            unities     Sites                    of             per Site
            Community           State   (Closest Major City)                  6/30/99               6/30/99            6/30/99
---------------------------------------------------------------------------------------------------------------------------------
     Cimmaron                      MN               St. Paul                   505                         99%           $    383
     President's Park              MN            Grand Forks                   174                         85%           $    219
     Rosemount                     MN   Minneapolis/St. Paul                   182                        100%           $    375
     Twenty-Nine Pines             MN               St. Paul                   152                         94%           $    309
              Total Minnesota                                           5    1,471                         97%           $    355
*    Springfield Farms             MO            Springfield                   134                         72%           $    170
               Total Missouri                                           1      134                         72%           $    170
     Countryside Village G.F.      MT            Great Falls                   226                         97%           $    200
                Total Montana                                           1      226                         97%           $    200
     Autumn Forest                 NC             Greensboro                   299                         98%           $    221
     Foxhall Village               NC                Raleigh                   315                         97%           $    299
     Oakwood Forest                NC             Greensboro                   481                         93%           $    259
     Woodlake                      NC             Greensboro                   308                         98%           $    233
         Total North Carolina                                           4    1,403                         96%           $    247
     Buena Vista                   ND                  Fargo                   400                         96%           $    256
     Columbia Heights              ND            Grand Forks                   302                         99%           $    266
     Meadow Park                   ND                  Fargo                   118                         87%           $    191
           Total North Dakota                                           3      820                         96%           $    250
     Casual Estates                NY               Syracuse                   961                         73%           $    320
     Meadowbrook                   NY                 Ithaca                   237                         78%           $    253
     Oak Orchard Estates           NY              Rochester                   235                         93%           $    282
     Shadybrook                    NY               Syracuse                    89                         73%           $    320
               Total New York                                           4    1,522                         77%           $    304
*    Hunter's Chase                OH                   Lima                   136                         44%           $    165
     Vance                         OH               Columbus                   110                         94%           $    213
     Willo-Arms                    OH              Cleveland                   262                         99%           $    194
     Yorktowne                     OH             Cincinnati                   354                         98%           $    322
     Total Ohio                                                         4      862                         89%           $    244
     Crestview                     OK             Stillwater                   237                         89%           $    196
               Total Oklahoma                                           1      237                         89%           $    196
     Knoll Terrace                 OR                  Salem                   212                         97%           $    345
     Riverview                     OR               Portland                   133                         99%           $    372
                 Total Oregon                                           2      345                         98%           $    356
*    Carnes Crossing               SC                                          535                         97%           $    167
*    Conway Plantation             SC           Myrtle Beach                   299                         66%           $    179
     Saddlebrook                   SC                                          426                         97%           $    185
         Total South Carolina                                           3    1,260                         90%           $    178
*    Eagle Creek                   TX                  Tyler                   198                         45%           $    156
     Homestead Ranch               TX                McAllen                   126                         86%           $    220
     Leisure World                 TX            Brownsville                   201                         88%           $    204
     The Homestead                 TX                McAllen                    99                         96%           $    221
     Trail's End                   TX            Brownsville                   307                         77%           $    199
                  Total Texas                                           5      931                         76%           $    196
*    Regency Lakes                 VA             Winchester                   384                         73%           $    205
               Total Virginia                                           1      384                         73%           $    205
     Eagle Point                   WA                Seattle                   230                         97%           $    447
             Total Washington                                           1      230                         97%           $    447
     Breazeale                     WY                Laramie                   116                         97%           $    229
                Total Wyoming                                           1      116                         97%           $    229

                       Totals                                         161   51,156                       92.2%           $    300

*  These properties are included in the Active Expansion Portfolio.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits and Index of Exhibits
                    (27)  Financial Data Schedule

               (b)  Reports on Form 8-K
                    No reports were filed on Form 8-K during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of August, 1999.

                                       CP LIMITED PARTNERSHIP.
                                   By: CHATEAU COMMUNITIES, INC.



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