Form 10-Q
period 1999-09-30
CP LTD PARTNERSHIP
filed 1999-11-12
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934


               For the quarterly period ended September 30, 1999
                                              ------------------

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

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX

                                                                                             Page Number
                                                                                             -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and Nine
                Months Ended September 30, 1999 and 1998                                           1
         Condensed Consolidated Balance Sheets as of September 30, 1999 and
                December 31, 1998                                                                  2
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1999 and 1998                                                  3
         Notes to Condensed Consolidated Financial Statements                                     4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      7-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                13

PART II.         OTHER INFORMATION                                                                 14

SIGNATURES                                                                                         15

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                            September 30,
                                                           -------------------------------              -----------------------
                                                              1999                 1998                   1999          1998
                                                           ----------           ----------              ----------   ----------
Revenues:
   Rental income                                           $   44,607           $   42,729              $  132,896   $  124,036
   Management fee, interest and other income                    3,499                1,336                   7,655        3,983
                                                           ----------           ----------              ----------   ----------
                                                               48,106               44,065                 140,551      128,019
Expenses:
   Property operating and maintenance                          13,218               12,631                  37,792       35,517
   Real estate taxes                                            3,115                3,136                   9,488        9,162
   Depreciation and amortization                               10,383               10,577                  31,032       29,535
   Administrative                                               2,863                1,639                   7,170        5,762
   Interest and related amortization                            7,618                7,670                  23,707       23,226
                                                           ----------           ----------              ----------   ----------
                                                               37,197               35,653                 109,189      103,202
                                                           ----------           ----------              ----------   ----------

Income before net gain on sales of properties                  10,909                8,412                  31,362       24,817
Net gain on sales of properties                                     -                    -                   2,805            -
                                                           ----------           ----------              ----------   ----------

Net income                                                     10,909                8,412                  34,167       24,817

   Preferred OP Units                                           1,523                1,523                   4,570        2,725
                                                           ----------           ----------              ----------   ----------
Net income attributed to common OP Unitholders             $    9,386           $    6,889              $   29,597   $   22,092
                                                           ==========           ==========              ==========   ==========

Net income attributed to common OP Unitholders:

   General Partner                                         $    8,349           $    6,080                  26,301       19,570
   Limited Partners                                             1,037                  809                   3,296        2,522
                                                           ----------           ----------              ----------   ----------
                                                           $    9,386           $    6,889              $   29,597   $   22,092
                                                           ==========           ==========              ==========   ==========

OP Unit information:

   Basic earnings per common OP Unit                       $      .30           $      .22              $      .94   $      .72
                                                           ==========           ==========              ==========   ==========

   Diluted earnings per common OP Unit                     $      .30           $     . 22              $      .93   $      .72
                                                           ==========           ==========              ==========   ==========

   Distribution declared per common
     OP Unit outstanding                                   $     .485           $     .455              $    1.455   $    1.365
                                                           ==========           ==========              ==========   ==========

   Weighted average common
     OP Units outstanding - assuming dilution                  31,760               31,337                  31,731       30,751
                                                           ==========           ==========              ==========   ==========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                           September 30,               December 31,
                        ASSETS                                                1999                        1998
                                                                           -------------               ------------

Rental property:
    Land                                                                   $     134,827               $    135,444
    Land and improvements for expansion sites                                     22,856                     22,184
    Depreciable property                                                         879,126                    868,881
                                                                           -------------               ------------
                                                                               1,036,809                  1,026,509
        Less accumulated depreciation                                            181,165                    151,260
                                                                           -------------               ------------

        Net rental property                                                      855,644                    875,249

Cash and cash equivalents                                                          2,593                        450
Receivables                                                                        3,384                      3,123
Notes receivable                                                                   8,873                      7,163
Investment in and advances to affiliates                                         104,991                     65,473
Prepaid expenses and other assets                                                  8,496                      7,736
                                                                           -------------               ------------
          Total assets                                                     $     983,981               $    959,194
                                                                           =============               ============

                        LIABILITIES

Debt                                                                       $     461,726               $    427,778
Accounts payable and accrued expenses                                             21,336                     21,030
Rents received in advance and security deposits                                    8,934                      6,898
Distributions payable                                                             16,115                     15,078
                                                                           -------------               ------------
          Total liabilities                                                      508,111                    470,784

PARTNERS' CAPITAL, Unlimited authorized units; 31,606,617 and 31,459,888
    Common OP units outstanding at September 30, 1999 and December
    31, 1998, respectively;  1,500,000 Preferred OP Units outstanding at September 30, 1999 and December 31, 1998, respectively
        General partner                                                          357,508                    367,935
        Limited partners                                                          45,360                     47,473
        Preferred OP Units, Series A                                              73,002                     73,002
                                                                           -------------               ------------

          Total partners' capital                                                475,870                    488,410
                                                                           -------------               ------------
          Total liabilities and partners' capital                          $     983,981               $    959,194
                                                                           =============               ============

                    The accompanying notes are an integral
                       part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.
                            (DOLLARS IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                                1999         1998
                                                                             ----------  ----------
Cash flows from operating activities:
   Net income                                                                $   29,597  $   22,854
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on sale of property                                                      (2,805)          -
   Depreciation and amortization                                                 31,032      29,535
   Amortization of debt issuance costs                                              575         567
   Increase in operating assets                                                  (3,959)     (5,416)
   Increase in operating liabilities                                              2,342       6,449
                                                                             ----------  ----------
        Net cash provided by operating activities                                56,782      53,989

Cash flows from financing activities:
   Borrowings on the line of credit                                              84,318      83,917
   Payments on the line credit                                                  (26,048)    (94,800)
   Payoff of mortgages and other debt                                           (23,448)     (1,390)
   Mortgage principal payments                                                     (874)     (1,716)
   Distributions to OP Unitholders                                              (44,914)    (40,104)
   Common OP Units reacquired and retired                                           (76)       (932)
   Proceeds from the issuance of common OP Units                                      -      53,777
   Net Proceeds from the issuance of Preferred OP Units                               -      73,002
   Other financing activities                                                     2,563         203
                                                                             ----------  ----------
        Net cash (used in) provided by financing activities                      (8,479)     71,957

Cash flows from investing activities:
   Acquisition of rental properties                                              (6,228)   (109,033)
   Additions to rental property                                                 (13,883)     (9,195)
   Disposition of rental property                                                13,201           -
   Investment in and advances to joint ventures/affiliates                      (39,250)    (22,214)
                                                                             ----------  ----------

        Net cash used in investing activities                                   (46,160)   (140,442)
                                                                             ----------  ----------

Increase (decrease) in cash and cash equivalents                                  2,143     (14,496)
Cash and cash equivalents, beginning of period                                      450      14,910
                                                                             ----------  ----------
Cash and cash equivalents, end of period                                     $    2,593  $      414
                                                                             ==========  ==========

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection
      with acquisitions/development                                          $    1,327  $   28,927
                                                                             ==========  ==========
Debt assumed in connection with acquisitions                                 $        -  $   32,579
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

     On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3.2 million. Upon the sale of the property, the Company recognized a net loss of $336,000.

     As of September 30, 1999, the Company owned 164 communities with an aggregate of 51,296 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 9,200 residential homesites and 175 park model/RV sites in 43 communities.

3.  Equity Transactions:
    --------------------

     On August 18, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of September 30, 1999. The distribution was paid on October 15, 1999, and is included in the distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 1999.

     On May 20, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of June 30, 1999. The distribution was paid on July 15, 1999.

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

                            CP LIMITED PARTNERSHIP

                                  __________

3. Equity Transactions Continued:
   ------------------------------

      (In thousands, except per OP Unit data)                                For the three months ended September 30,
                                                                            ----------------------------------------
                                                                                1999                        1998
                                                                            ------------                ------------
      Basic EPS:

        Net income available to common OP Unitholders                       $      9,386                $      6,889
                                                                            ============                ============

        Weighted average common OP Units - basic                                  31,609                      31,169
                                                                            ============                ============

        Per OP Unit - basic                                                 $        .30                $        .22
                                                                            ============                ============

      Diluted EPS:

        Net Income available to common OP Unitholders                       $      9,386                $      6,889
                                                                            ============                ============

        Weighted average common OP Units outstanding                              31,609                      31,169
        Dilutive Chateau employee stock options                                      151                         168
                                                                            ------------                ------------
        Weighted average common OP
          Units - assuming dilution                                               31,760                      31,337
                                                                            ============                ============

        Per OP Unit - assuming dilution                                     $        .30                $        .22
                                                                            ============                ============


                                                                            For the three months ended September 30,
                                                                            ----------------------------------------
                                                                                1999                        1998
                                                                            ------------                ------------
      Basic EPS:

        Net income available to common OP Unitholders                       $     29,597                $     22,092
                                                                            ============                ============

        Weighted average common OP Units - basic                                  31,564                      30,556
                                                                            ============                ============

        Per OP Unit - basic                                                 $        .94                $        .72
                                                                            ============                ============

      Diluted EPS:

        Net income available to common OP Unitholders                       $     29,597                $     22,092
                                                                            ============                ============

        Weighted average common OP Units outstanding                              31,564                      30,556
        Dilutive Chateau employee stock options                                      167                         195
                                                                            ------------                ------------
        Weighted average common OP
          Units - assuming dilution                                               31,731                      30,751
                                                                            ------------                ------------

        Per OP Unit - assuming dilution                                     $        .93                $        .72
                                                                            ============                ============

                            CP LIMITED PARTNERSHIP

4.     Debt:
       -----
       The following table sets forth certain information regarding debt of the Company at September 30, 1999.

                                  Weighted Average
Dollars in thousands:               Interest Rate     Maturity Date  Principal Balance
                                  ----------------    -------------  -----------------


       Fixed Rate Mortgage Debt               7.62 %      2000-2011           $106,058
       Unsecured Senior Notes                 7.46 %      2000-2004            245,000
       Unsecured Lines of Credit              6.21 %              -             95,005
       Other notes payable                  various         various             15,663
                                                                         -------------

                                                                            $  461,726
                                                                         =============

5.     Subsequent Event:
       -----------------


       On October 19, 1999, the Company completed the acquisition of Greenpark South, a community located in Alabama with 315 homesites and approximately 76 expandable sites, for approximately $8.7 million.

       In order to finance this acquisition, as well as increased advances to its affiliates, the Company entered into a $15 million bridge loan. This bridge loan is with its primary lender, Bank One NA, bears interest at 6.71% and matures on November 29, 1999. The Company expects its affiliates to repay advances sufficient to retire the bridge loan at maturity.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and nine months ended September 30, 1999 and 1998. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                Core Portfolio                                Total
                                      ----------------------------------       -----------------------------------
                                           1999              1998                    1999               1998
                                      --------------  ------------------       -----------------  ----------------
Dollars in thousands, except per site

As of September 30,
Number of communities                            163                 163                     164               166
Total manufactured homesites                  50,986              50,535                  51,296            51,154
Occupied sites                                46,890              46,588                  47,143            47,100
Occupancy %                                     92.0%               92.2%                   91.9%             92.1%

For the three months ended September 30,
Rental income                               $ 44,480            $ 42,224                $ 44,607          $ 42,729
Property operating expenses                 $ 16,271            $ 15,545                $ 16,333          $ 15,767
Net operating income                        $ 28,209            $ 26,679                $ 28,274          $ 26,962
Weighted average monthly rent per           $    305            $    293                $    304          $    294
 site

For the nine months ended September 30,
Rental income                               $121,374            $115,677                $132,896          $124,036
Property operating expenses                 $ 43,407            $ 41,690                $ 47,280          $ 44,679
Net operating income                        $ 77,967            $ 73,987                $ 85,616          $ 79,357
Weighted average monthly rent per           $    306            $    294                $    301          $    292
 site

Comparison of three months ended September 30, 1999 to three months ended September 30, 1998

For the three months ended September 30, 1999, net income was $10,909,000 an increase of $2,497,000 from the three months ended September 30, 1998. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended September 30, 1999 was $44,607,000, an increase of $1,878,000 from the three months ended September 30, 1998. The increase is primarily due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the three months ended September 30, 1999 was 47,159 sites compared with 46,955 sites for the same period in 1998. The occupancy rate was 91.9 percent on 51,296 sites as of September 30, 1999, compared to 92.1 percent on 51,154 sites as of September 30, 1998. The occupancy rate on the stabilized portfolio was 93.5 percent as of September 30, 1999. The stabilized portfolio includes communities where the Company does not have, or has not recently had, expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1999 was $304 compared with $294 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1999 was $305 compared with $293 for the same period in 1998, an increase of 4.1 percent.

Management fee, interest and other income primarily includes management and transaction fee income for the management of 43 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended September 30, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures and increased management and transaction fee income.

Property operating and maintenance expense for the three months ended September 30, 1999 increased by $587,000 or 4.7 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended September 30, 1999 increased by $1,224,000 from the same period a year ago. Administrative expense in 1999 was 6.0 percent of revenues as compared to 3.7 percent in 1998.

Depreciation and amortization expense for the three months ended September 30, 1999 decreased $194,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998

For the nine months ended September 30, 1999, net income was $34,167,000, an increase of $9,350,000 from the nine months ended September 30, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio as well as a net gain recorded on the sales of two properties. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the nine months ended September 30, 1999 was $132,896,000, an increase of $8,860,000 from the nine months ended September 30, 1998. Approximately 35 percent of the increase was due to acquisitions, net of dispositions, and the remaining 65 percent was due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the nine months ended September 30, 1999 was 47,126 sites compared with 45,481 sites for the same period in 1998. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1999 was $301 compared with $292 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1999 was $306 compared with $294 for the same period in 1998, an increase of 4.0 percent.

Property operating and maintenance expense for the nine months ended September 30, 1999 increased by $2,275,000 or 6.4 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the nine months ended September 30, 1999, increased by $326,000 or 3.6 percent from the nine months ended September 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.37 for the nine months ended September 30, 1999 compared to $22.38 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the nine months ended September 30, 1999 increased by approximately $1,408,000 from the same period a year ago. Administrative expense in 1999 was 5.1 percent of revenues as compared to 4.5 percent in 1998.

Interest and related amortization costs increased for the nine months ended September 30, 1999 by $481,000, as compared with the nine months ended September 30, 1998. The increase was due to financing of acquisitions, advances to affiliates and development activity. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due to higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgages.

Depreciation and amortization expense for the nine months ended September 30, 1999 increased $1,497,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $56,782,000 for the nine months ended September 30, 1999, compared with $53,989,000 for the nine months ended September 30, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the nine months ended September 30, 1999 was $8,479,000. This was due primarily to $44,914,000 in distributions paid to common OP Unitholders in the first nine months of 1999, the payoff of mortgage and other debt of $23,448,000 offset partially by net borrowings on the lines of credit of $58,270,000.

Net cash used in investing activities for the nine months ended September 30, 1999 was $46,160,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the nine months ended September 30, 1999, acquisition costs were $6.2 million, including the acquisition of one manufactured home community with 309 homesites for a purchase price of $4.0 million. Construction and development costs were approximately $7.4 million, recurring property capital expenditures were approximately $5.2 million, and advances to joint ventures and affiliates, including construction costs were $39.2 million. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 1999, approximately $95 million was outstanding under the Credit Facilities and the Company had available $12.5 million in additional borrowing capacity.

As of September 30, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.5 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and maturity of 7.6 percent and 2.0 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 3.0 years, respectively.

On October 19, 1999, the Company completed the acquisition of Greenpark South, a community located in Alabama with 315 homesites and approximately 76 expandable sites, for approximately $8.7 million.

In order to finance this acquisition, as well as increased advances to its affiliates, the Company entered into a $15 million bridge loan. This bridge loan is with its primary lender, Bank One NA, bears interest at 6.71% and matures on November 29, 1999. The Company expects its affiliates to repay advances sufficient to retire the bridge loan at maturity.

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

Year 2000

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

                                            For the three months  For the nine months
                                             ended September 30   ended September 30
                                            --------------------  -------------------

                                                1999       1998       1999      1998
                                              -------    -------    -------   -------

Net Income                                    $10,909    $ 8,412    $34,167   $24,817

Plus:
Depreciation and amortization                  10,383     10,577     31,032    29,535

Less:
Non-recurring item (1)                              -          -      2,805         -
Depreciation expense on corporate assets           65         62        195       187
Distribution on Preferred OP Units              1,523      1,523      4,570     2,725
                                              -------    -------    -------   -------
FFO                                           $19,704    $17,404    $57,629   $51,440
                                              =======    =======    =======   =======

  (1)  Represents net gain recorded on sales of properties.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of September 30, 1999.

                                                                                        Weighted
                                                                                         Average
                                                    Amount of          Percent of       Interest       Maturity
                                                   Indebtedness        Total Debt         Rate           Date
                                                   ------------        ----------         ----           ----
(dollars in thousands)
Mortgage Debt:

Del Tura                                               $ 31,618               7.1%        8.40%          2000
Other (8 properties)                                     19,706               4.4%        7.68%       2002-2011
Pacific Life (36 properties)                             54,734              12.3%        7.16%          2000
                                                       --------              ----         ----

   Total Mortgage                                       106,058              23.8%        7.62%

Unsecured Debt:

Unsecured Senior Notes                                   70,000              15.7%        7.52%          2003
Unsecured Senior Notes                                   75,000              16.8%        8.75%          2000
Unsecured Senior Notes                                  100,000              22.4%        6.44%          2004
                                                       --------              ----         ----

   Total Unsecured                                      245,000              54.9%        7.46%
                                                       --------              ----         ----
   Total Fixed Rate                                     351,058              78.7%        7.51%

Variable Rate Debt:

Credit Facilities                                        95,005              21.3%        6.21%
                                                       --------

   Total Secured and Unsecured Debt                    $446,063
                                                       ========

Based on the amount outstanding under the Credit Facilities at September 30, 1999 of $95,005,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the nine months ended September 30, 1999, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $713,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of November, 1999.

                                    CP LIMITED PARTNERSHIP

                               By:  CHATEAU COMMUNITIES, INC.




                                              By:   /s/ Tamara D. Fischer
                                                   ----------------------
                                                   Tamara D. Fischer
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer)