Form 10-K
period 1999-12-31
CP LTD PARTNERSHIP
filed 2000-03-31
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K
(Mark One)

      X      Annual report pursuant to Section 13 or 15(d) of the Securities
    -----
             Exchange Act of 1934

                     For the year ended December 31, 1999
                                      OR
    _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

            6160 S. Syracuse Way, Greenwood Village, Colorado 80111
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

Yes      X           No _________
     ---------

                            CP LIMITED PARTNERSHIP

                            FORM 10-K ANNUAL REPORT
                     for the year ended December 31, 1999
                               TABLE OF CONTENTS
                                   _________


Item                                                                       Pages
----                                                                       -----
                                    PART I
     1.        Business..................................................      3

     2.        Properties................................................      8

     3.        Legal Proceedings.........................................     14

     4.        Submission of Matters to a Vote of Security Holders.......     14

                                    PART II

     5.        Market for Registrant's Common Equity and
                   Related Security Holder Matters.......................     15

     6.        Selected Financial Data...................................     16

     7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................     18

     7A.       Quantitative and Qualitative Disclosures About
                   Market Risk...........................................     26

     8.        Financial Statements and Supplementary Data...............     27

     9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................     49

                                   PART III

     10.       Directors and Executive Officers of the Registrant........     50

     11.       Executive Compensation....................................     50

     12.       Security Ownership of Certain Beneficial Owners
                   and Management........................................     50

     13.       Certain Relationships and Related Transactions............     50

                                    PART IV

     14.       Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K...................................     51

               Signatures................................................     55

                         FINANCIAL STATEMENT SCHEDULES

               CP Limited Partnership Financial Statement Schedules......     F1

                                    PART I

Item 1.   Business
-------   --------

General Development of Business.

CP Limited Partnership (the "Company") is a Maryland Partnership. Chateau Communities, Inc. ("Chateau"), a Maryland Corporation, is a self-administered and self-managed equity real estate investment trust ("REIT") and is one of the largest owner/managers of manufactured home communities in the United States. Chateau conducts substantially all of its activities through the Company in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Company, an approximate 89% general partner interest. The Company owns and operates 165 manufactured home community properties (the "Properties") containing 51,659 homesites and 1,359 park model/RV sites in 28 states. The Company also fee manages 44 manufactured home community properties containing 9,718 homesites. The Company is also involved in the development and expansion of manufactured home communities and through its subsidiary, Community Sales, Inc., the sale of new and pre-owned homes, brokerage of used homes and assisting residents in the arrangements of financing and insurance services.

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

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures.

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

Operating and Investment Strategies

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and the selective acquisition and development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

Operations

     * Providing attractive and desirable manufactured home communities for existing and prospective residents;

     * Maintaining and upgrading communities on a continuous basis through a program of regular and preventive maintenance and replacement;

     * Offering residents accessibility to on-site managers to maximize retention, encourage home maintenance and improvements to minimize turnover;

     * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community and to promote desirability of each property;

     * Offering potential community residents the convenience of purchasing a home already in place within the community or ordering a new product;

     * Increasing value to residents and shareholders of the Company by providing additional value-added services to residents; and

     * Assisting potential residents in securing financing and insurance for their home.

Development, Expansions and Acquisitions

     * Utilizing the expertise and relationships developed by the Company's management to identify new development opportunities;

     * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand; and

     * Capitalizing on opportunities to renovate and expand properties consistent with local market demand;

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

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from its manufactured home communities by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. During 1999, the Company substantially completed the development of 525 expansion sites. As of December 31, 1999, the Company owned undeveloped land adjacent to existing communities containing approximately 5,600 expansion sites, which are zoned for manufactured housing. This undeveloped land will facilitate additional growth to the extent market conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and the related debt in its balance sheet. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. Based on the Company's ownership in these joint ventures the Company accounts for the investment utilizing the equity method of accounting for six of these ventures. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development. Based on the Company's investment in these ventures, the Company accounts for its investments utilizing the equity method of accounting.

1999 Property Acquisitions

During 1999, the Company completed the following acquisitions:


         Acquisition                                Acquisition                         Purchase
             Date                                   and Location                          Price
     -------------------                            ------------                          -----
                                                                                     (in thousands)
     April 1999                 1 community in Alabama, containing an aggregate of
                                309 homesites                                              $ 4,013

     October 1999               1 community in Alabama containing an aggregate of
                                315 homesites
                                                                                             8,712
                                                                                          --------
                                                                                          $ 12,725
                                                                                          ========


Community Sales, Inc.

The Company conducts its sales and brokerage activities through CSI, which is operated as a taxable subsidiary of the Operating Partnership. During 1999, CSI sold 587 new or pre-owned homes and brokered the sales of 1,273 homes. CSI also has a Financial Services Division, which arranges financing and insurance services for prospective residents. During 1999, the Financial Services Division arranged financing on approximately 863 loans.

Affiliated Companies

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

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common equity shares of N'Tandem. The Company owns approximately 10 percent of N'Tandem's outstanding stock and recognizes income from an advisory agreement and interest income on the notes as earned.

During 1998, in order to finance acquisitions, N'Tandem borrowed $10.7 million from the Company through the issuance of notes which were due November 1999 and bore interest at the prime rate of interest plus one percent per annum. These notes were refinanced and the maturities extended by the Company in 1999. Also, during 1999, N'Tandem borrowed $ 23.6 million from the Company for the acquisition of 6 communities. During 1999 N'Tandem obtained a line of credit and repaid $10.7 million of these notes to the Company. As of December 31, 1999, N'Tandem owed the Company $ 23.6 million under unsecured notes that are due December 31, 2000 and bear interest at the prime rate of interest plus one percent.

As of December 31, 1999 N'Tandem owned 12 communities with 2,644 homesites and an interest in 7 communities with 1,345 homesites.

Competition

Many of the Properties are located in developed areas that include other manufactured home communities. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at its communities and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

Employees

As of December 31, 1999, the Company had approximately 1,200 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist in the management and care of residents and properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increasing cash flow from property operations. Field management staff is also supported by approximately 60 corporate employees who assist on-site administrators in all the property management functions.

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

Cautionary Statements Concerning Forward-Looking Information

Certain information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and general accounting principles. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 2.   Properties
-------   ----------

At December 31, 1999, the Properties consisted of 165 manufactured home communities containing 51,659 homesites and 1,359 park model/RV sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 44 manufactured home communities containing 9,718 sites in 15 states. The Company also owned land adjacent to certain existing communities containing approximately 5,600 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1999, the Properties had an occupancy rate of approximately 91.7 percent with weighted average rent for the year ended December 31, 1999 of $302 per month. This compares to an occupancy rate of 92.4 percent and with weighted average rent of $292 per month for the prior year. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and playgrounds. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, libraries, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

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

The following table sets forth certain information, as of December 31, 1999, regarding the Properties.

*  These properties are included in the Active Expansion Portfolio.

                                                                          Total
                                                                        Number of                         Weighted Average
                                          Location           Total        Sites      Occupancy as of   Monthly Rent per Site
   Community                 State  (Closest Major City)  Communities   12/31/99         12/31/99             12/31/99
   -------------------------------------------------------------------------------------------------------------------------
   100 Oaks                  AL     Fultondale                              230               92%                $209
   Lakewood                  AL     Montgomery                              310               79%                $162
   Green Park South          AL     Birmingham                              307               95%                $230
              Total Alabama                                    3            847               88%                $199
   Bermuda Palms             CA     Palm Springs                            185               95%                $343
   Eastridge                 CA     San Jose                                187               99%                $636
   La Quinta Ridge           CA     Palm Springs                            152               87%                $413
   The Colony                CA     Palm Springs                            220               96%                $651
   The Orchard               CA     San Francisco                           233              100%                $575
           Total California                                    5            977               96%                $535
   CV-Denver                 CO     Denver                                  345               94%                $369
   CV-Longmont               CO     Longmont                                310               99%                $378
   Friendly Village          CO     Greeley                                 226               99%                $291
   Pine Lakes Ranch          CO     Denver                                  762               98%                $337
   Redwood Estates           CO     Denver                                  753               98%                $329
             Total Colorado                                    5          2,396               98%                $340
   Cedar Grove               CT     New Haven                                60              100%                $292
   Evergreen                 CT     New Haven                               102               96%                $295
   Green Acres               CT     New Haven                                64               95%                $289
   Highland                  CT     New Haven                                50               92%                $306
          Total Connecticut                                    4            276               96%                $295
   Anchor North              FL     Tampa Bay                                94               96%                $268
   Audubon                   FL     Orlando                                 280               98%                $267
   Colony Cove               FL     Sarasota                              2,211              100%                $335
   Conway Circle             FL     Orlando                                 111              100%                $304
   Crystal Lake              FL     St. Petersburg                          166               91%                $265
*  Crystal Lakes             FL     Tampa                                   330               56%                $152
   CV-Jacksonville           FL     Jacksonville                            643               95%                $305
   Del Tura                  FL     Fort Myers                            1,344               88%                $449
   Eldorado Estates          FL     Daytona Beach                           126               98%                $258
   Emerald Lake              FL     Fort Myers                              201              100%                $290
   Fairways Country Club     FL     Orlando                               1,141               99%                $292
*  Foxwood Farms             FL     Orlando                                 375               76%                $198
   Hidden Valley             FL     Orlando                                 303               99%                $295
   Indian Rocks              FL     Clearwater                              148               70%                $243
   Jade Isle                 FL     Orlando                                 101               95%                $310
   Lakeland Harbor           FL     Tampa                                   504              100%                $251
   Lakeland Junction         FL     Tampa                                   191              100%                $196
   Lakes at Leesburg         FL     Orlando                                 640              100%                $261
   Land O' Lakes             FL     Orlando                                 173               99%                $254
   Midway Estates            FL     Vero Beach                              204               77%                $321
   Oak Springs               FL     Orlando                                 438               73%                $245
   Orange Lake               FL     Orlando                                 242               95%                $248
   Palm Beach Colony         FL     West Palm Beach                         285               93%                $308

                                                                          Total
                                                                        Number of                         Weighted Average
                                          Location           Total        Sites      Occupancy as of   Monthly Rent per Site
   Community                 State  (Closest Major City)  Communities   12/31/99         12/31/99             12/31/99
   -------------------------------------------------------------------------------------------------------------------------
   Pedaler's Pond            FL     Orlando                                 214             86%                $198
   Pinellas Cascades         FL     Clearwater                              238             91%                $370
   Shady Lane                FL     Clearwater                              108             95%                $263
   Shady Oak                 FL     Clearwater                              250             98%                $325
   Shady Village             FL     Clearwater                              156             95%                $305
   Southwind Village         FL     Naples                                  337             92%                $301
   Starlight Ranch           FL     Orlando                                 783             95%                $297
   Tarpon Glen               FL     Clearwater                              170             88%                $295
   Town & Country            FL     Orlando                                  73             99%                $312
   Whispering Pines          FL     Clearwater                              392             95%                $364
   Winter Haven Oaks         FL     Orlando                                 343             52%                $211
              Total Florida                                   34         13,315             92%                $302
   Atlanta Meadows           GA     Atlanta                                  75             99%                $232
*  Butler Creek              GA     Augusta                                 376             82%                $187
   Camden Point              GA     Kingsland                               268             61%                $167
   Castlewood Estates        GA     Atlanta                                 334             85%                $310
   Colonial Coach Estates    GA     Atlanta                                 481             86%                $280
   Golden Valley             GA     Atlanta                                 131             97%                $255
   Landmark                  GA     Atlanta                                 524             94%                $276
   Marnelle                  GA     Atlanta                                 205             98%                $271
   Oak Grove Estates         GA     Albany                                  174             95%                $136
   Paradise Village          GA     Albany                                  226             84%                $146
              Total Georgia                                   10          2,794             87%                $237
   Lakewood Estates          IA     Davenport                               180             92%                $251
   Terrace Heights           IA     Dubuque                                 317             96%                $255
                 Total Iowa                                    2            497             94%                $254
   Coach Royale              ID     Boise                                    91             98%                $279
   Maple Grove Estates       ID     Boise                                   270             96%                $294
   Shenandoah Estates        ID     Boise                                   154             96%                $279
                Total Idaho                                    3            515             97%                $287
   Falcon Farms              IL     Moline                                  215             93%                $230
   Maple Ridge               IL     Kankakee                                 75            100%                $249
   Maple Valley              IL     Kankakee                                201            100%                $249
             Total Illinois                                    3            491             97%                $241
*  Broadmore                 IN     South Bend                              356             87%                $240
   Forest Creek              IN     South Bend                              167             99%                $291
*  Fountainvue               IN     Marion                                  120             88%                $156
   Hickory Knoll             IN     Indianapolis                            326             98%                $294
   Mariwood                  IN     Indianapolis                            296             92%                $289
   Oak Ridge                 IN     South Bend                              204             98%                $245
   Pendleton                 IN     Indianapolis                            102             97%                $216
   Sherwood                  IN     Marion                                   89             76%                $159
   Skyway                    IN     Indianapolis                            156             98%                $286
   Twin Pines                IN     Goshen                                  238             94%                $233
              Total Indiana                                   10          2,054             93%                $253
   Mosby's Point             KY     Cincinnati                              150             96%                $289
   Rolling Hills             KY     Louisville                              158             97%                $204
             Total Kentucky                                    2            308             96%                $246
   Pinecrest Village         LA     Shreveport                              445             74%                $156
   Stonegate, LA             LA     Shreveport                              157             97%                $176
            Total Louisiana                                    2            602             80%                $161
   Hillcrest                 MA     Boston                                   83             95%                $308
   Leisurewoods Rockland     MA     Boston                                  394             99%                $312
*  Leisurewoods Taunton      MA     Boston                                  182             79%                $277
   The Glen                  MA     Boston                                   36            100%                $380
        Total Massachusetts                                    4            695             93%                $306
   Algoma Estates            MI     Grand Rapids                            294             95%                $288
*  Anchor Bay                MI     Detroit                               1,384             96%                $339
   Arbor Village             MI     Jackson                                 266             97%                $251
   Avon                      MI     Detroit                                 617             99%                $398
   Canterbury Estates        MI     Grand Rapids                            209             80%                $244
   Chesterfield              MI     Detroit                                 345             97%                $362
   Chestnut Creek            MI     Flint                                   221             74%                $307

                                                                          Total
                                                                        Number of                         Weighted Average
                                          Location           Total        Sites      Occupancy as of   Monthly Rent per Site
   Community                 State  (Closest Major City)  Communities   12/31/99         12/31/99             12/31/99
   -------------------------------------------------------------------------------------------------------------------------
   Clinton                   MI     Detroit                               1,000             98%                  $359
   Colonial Acres            MI     Kalamazoo                               612             95%                  $281
   Colonial Manor            MI     Kalamazoo                               195             95%                  $269
   Country Estates           MI     Grand Rapids                            257             91%                  $270
   Cranberry                 MI     Pontiac                                 232             99%                  $354
   Ferrand Estates           MI     Grand Rapids                            420             98%                  $331
*  Forest Lake Estates       MI     Grand Rapids                            221             80%                  $271
*  Grand Blanc               MI     Flint                                   478             86%                  $333
   Holiday Estates           MI     Grand Rapids                            205             98%                  $316
   Howell                    MI     Lansing                                 455             98%                  $370
   Huron Estates             MI     Flint                                   111             83%                  $223
   Lake in the Hills         MI     Detroit                                 238            100%                  $375
*  Leonard Gardens           MI     Grand Rapids                            271             76%                  $285
   Macomb                    MI     Detroit                               1,426             97%                  $363
   Norton Shores             MI     Grand Rapids                            656             86%                  $253
   Novi                      MI     Detroit                                 725             96%                  $408
   Oakhill                   MI     Flint                                   504             88%                  $354
   Old Orchard               MI     Flint                                   200            100%                  $318
   Orion                     MI     Detroit                                 423             97%                  $345
   Pinewood                  MI     Columbus                                380             98%                  $301
   Pleasant Ridge            MI     Lansing                                 305             82%                  $218
   Royal Estates             MI     Kalamazoo                               183             93%                  $304
   Science City              MI     Midland                                 171             96%                  $289
   Springbrook               MI     Utica                                   398             97%                  $330
   Sun Valley                MI     Jackson                                 197             95%                  $245
   Swan Creek                MI     Ann Arbor                               294             99%                  $342
*  The Highlands             MI     Flint                                   683             90%                  $271
   Torrey Hills              MI     Flint                                   346             96%                  $343
   Valley Vista              MI     Grand Rapids                            137             88%                  $317
   Villa                     MI     Flint                                   319             93%                  $337
*  Westbrook                 MI     Detroit                                 299             60%                  $369
   Yankee Spring             MI     Grand Rapids                            284             90%                  $252
             Total Michigan                                    39        15,961             93%                  $326
   Cedar Knolls              MN     Minneapolis                             458             98%                  $386
   Cimmaron                  MN     St. Paul                                505             99%                  $383
   Rosemount                 MN     Minneapolis/St. Paul                    182            100%                  $376
   Twenty-Nine Pines         MN     St. Paul                                152             92%                  $307
            Total Minnesota                                     4         1,297             98%                  $374
*  Springfield Farms         MO     Springfield                             134             72%                  $174
             Total Missouri                                     1           134             72%                  $174
   Countryside Village G.F.  MT     Great Falls                             226             97%                  $199
              Total Montana                                     1           226             97%                  $199
   Autumn Forest             NC     Greensboro                              299             95%                  $225
   Foxhall Village           NC     Raleigh                                 315             97%                  $332
   Oakwood Forest            NC     Greensboro                              481             87%                  $264
   Woodlake                  NC     Greensboro                              308             97%                  $236
       Total North Carolina                                     4         1,403             93%                  $247
   Buena Vista               ND     Fargo                                   400             97%                  $258
   Columbia Heights          ND     Grand Forks                             302             99%                  $268
   President's Park          ND     Grand Forks                             174             87%                  $220
   Meadow Park               ND     Fargo                                   117             95%                  $193
         Total North Dakota                                     4           993             92%                  $237
   Casual Estates            NY     Syracuse                                961             69%                  $321
   Meadowbrook               NY     Ithaca                                  237             69%                  $259
   Oak Orchard Estates       NY     Rochester                               235             91%                  $282
   Shadybrook                NY     Syracuse                                 89             69%                  $321
             Total New York                                     4         1,522             72%                  $305
*  Hunter's Chase            OH     Lima                                    135             47%                  $168
   Vance                     OH     Columbus                                110             96%                  $214
   Willo-Arms                OH     Cleveland                               262            100%                  $196
   Yorktowne                 OH     Cincinnati                              354             97%                  $331
                 Total Ohio                                     4           861             90%                  $249

                                                                          Total
                                                                        Number of                         Weighted Average
                                          Location           Total        Sites      Occupancy as of   Monthly Rent per Site
   Community                 State  (Closest Major City)  Communities   12/31/99         12/31/99             12/31/99
   -------------------------------------------------------------------------------------------------------------------------
   Crestview                 OK     Stillwater                              237             88%                 $199
             Total Oklahoma                                     1           237             88%                 $199
   Knoll Terrace             OR     Salem                                   212             96%                 $353
   Riverview                 OR     Portland                                133             99%                 $385
               Total Oregon                                     2           345             97%                 $365
*  Carnes Crossing           SC     Summerville                             535             97%                 $173
*  Conway Plantation         SC     Myrtle Beach                            299             70%                 $180
   Saddlebrook               SC     Charleston                              426             99%                 $191
       Total South Carolina                                     3         1,260             91%                 $181
*  Eagle Creek               TX     Tyler                                   198             56%                 $159
   Homestead Ranch           TX     McAllen                                 126             85%                 $220
   Leisure World             TX     Brownsville                             201             91%                 $197
   The Homestead             TX     McAllen                                  99             97%                 $222
   Trail's End               TX     Brownsville                             299             84%                 $192
                Total Texas                                     5           923             81%                 $193
*  Regency Lakes             VA     Winchester                              384             77%                 $209
             Total Virginia                                     1           384             77%                 $209
   Eagle Point               WA     Seattle                                 230             98%                 $451
           Total Washington                                     1           230             98%                 $451
   Breazeale                 WY     Laramie                                 116             97%                 $236
              Total Wyoming                                     1           116             97%                 $236

   Totals                                                     162        51,659           91.7%                 $302

Indebtedness

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of December 31, 1999.

                                                                                 Weighted
                                                                                 Average
                                                Amount of        Percent of      Interest     Maturity
                                              Indebtedness       total debt        Rate         Date
                                              ------------       ----------        ----         ----
                                             (in thousands)
Mortgage Debt:

Del Tura                                            $ 31,447           7.1%           8.40%           2000
Other (7 properties)                                  19,621           4.3%           7.68%      2000-2011
Pacific Life (36 properties)                          54,734          12.2%           7.16%           2000
                                                    --------          ----            ----

   Total Mortgage                                    105,802          23.6%           7.62%

Unsecured Debt:

Unsecured Senior Notes                                70,000          15.6%           7.52%           2003
Unsecured Senior Notes                                75,000          16.8%           8.75%           2000
Unsecured Senior Notes                               100,000          22.3%           6.44%           2004
                                                    --------          ----            ----

   Total Unsecured                                   245,000          54.7%           7.46%
                                                    --------          ----            ----
   Total Fixed Rate                                  350,802          78.3%           7.60%

Variable Rate Debt:

Credit Facilities                                     97,317          21.7%           6.91%      2000-2001
                                                    --------

   Total Secured and Unsecured Debt                 $448,119
                                                    ========

The $75 million 8.75% Senior Notes were retired on March 2, 2000. Since December 31, 1999, the Company, issued $100 million of 8.5% Senior Notes due 2005.

Item 3.  Legal Proceedings
-------  -----------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Not Applicable

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
-------  -----------------------------------------------------------------
Matters
-------

Not Applicable

Item 6.   Selected Financial Data
-------   -----------------------

The following table sets forth summary financial information of the Company for the periods and dates indicated.

                                                               For the Year Ended December 31,
In thousands, except per OP Unit data               1999          1998         1997(1)       1996     1995
                                                    ----          ----         -------       ----     ----
Operating Data:
Revenues:
  Rental income                                  $  177,789    $  167,206    $134,801     $ 67,233   $ 61,558
  Management, interest and other income              11,574         5,924       3,368          151        297
                                                 ----------    ----------    --------     --------   --------
    Total revenues                                  189,363       173,130     138,169       67,384     61,855
Expenses:
  Property operating and
    administrative                                   73,062        67,699      56,053       26,870     24,410
  Depreciation and amortization                      41,826        39,658      31,510       11,452     11,014
  Interest and related amortization                  32,318        31,287      25,918       12,962     12,452
                                                 ----------    ----------    --------     --------   --------
    Total expenses                                  147,206       138,644     113,481       51,284     47,876
                                                 ----------    ----------    --------     --------   --------
Income before net gain on sales of properties
  and extraordinary  item                            42,157        34,486      24,688       16,100     13,979
Net gain on sales of properties                       2,805
Income before extraordinary
         Item                                        44,962        34,486      24,688       16,100     13,979
  Extraordinary item (2)                                                -           -            -        829
   Preferred OP Unit distributions                    6,094         4,249           -            -          -
                                                 ----------    ----------    --------     --------   --------
  Net income attributable to common
   OP Unitholders                                $   38,868    $   30,237    $ 24,688     $ 16,100   $ 13,150
                                                 ==========    ==========    ========     ========   ========

Net income attributable to:
  General Partner                                $   34,626    $   26,801    $ 21,702     $  6,534   $  5,303
  Limited Partners                                    4,242         3,436       2,986        9,566      7,847
                                                 ----------    ----------    --------     --------   --------
                                                 $   38,868    $   30,237    $ 24,688     $ 16,100   $ 13,150
                                                 ==========    ==========    ========     ========   ========

Weighted average OP Units outstanding                31,582        30,779      26,947       14,837     14,779

Earnings per OP Unit Data:
  Income before extraordinary item               $     1.23    $      .98    $    .92     $   1.09   $    .95
  Extraordinary item                             $        -    $        -    $      -     $      -   $   (.06)

  Income attributable to common
   OP Unitholders - basic                        $     1.23    $      .98    $    .92     $   1.09   $    .89
  Income attributable to common
   OP Unitholders - diluted                      $     1.23    $      .97    $    .91     $   1.08   $    .89
  Distributions declared                         $     1.94    $     1.82    $   1.72     $   1.62   $  1.525

Cash Flow Data:
  Net cash provided by operating
    activities                                   $   77,464    $   72,560    $ 54,545     $ 29,755   $ 28,097
  Net cash provided by (used in)
    financing activities                         $  (20,789)   $   80,069    $ 21,088     $   (595)  $(24,365)
  Net cash (used in) investing activities        $  (56,777)   $ (167,089)   $(61,309)    $(29,518)  $ (6,158)

Balance Sheet Data:
  Rental property, before accumulated
    depreciation                                 $1,055,450    $1,026,509    $836,175     $300,631   $276,423
  Rental property, net of accumulated
    depreciation                                 $  863,435    $  875,249    $723,861     $219,338   $206,555
  Total assets                                   $  981,673    $  959,194    $782,738     $232,066   $212,034
  Total debt                                     $  452,556    $  427,778    $387,015     $168,315   $132,700
  Total Partners' Capital                        $  482,962    $  488,410    $358,238     $ 42,743   $ 60,572

-------    ----------------------------------

                                                                For the Year Ended December 31,
Other Data:
Dollars in thousands                               1999        1998       1997  (1)       1996        1995
                                                 --------    --------     ---------     --------    --------
  Total properties (at end of period)                 165         165           131           47          44
Total sites (at end of period) (3)                 51,659      51,101        43,800       20,279      19,594
Weighted average occupied sites                    47,181      45,882        38,053       18,889      18,051
Funds from operations (4)                        $ 77,629    $ 69,767      $ 55,962     $ 27,460    $ 24,898

     (1) In February 1997, the Company completed the Merger with ROC. See Note 3 to the Consolidated Financial Statements for information regarding the Merger.

     (2) The extraordinary item represents prepayment penalties and certain other related costs associated with the early extinguishment of debt.

     (3)  Does not include 1,359 park model/RV sites, purchased in 1998.

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

                                                          For the Year Ended December 31,
(In thousands)                                      1999       1998      1997      1996      1995
                                                  --------   --------  --------  --------  --------
Income before extraordinary item
      and preferred distributions                  $44,962    $34,486   $24,688  $16,100  $13,979
Less:
   Distributions to
    Preferred OP Unitholders                         6,094      4,249         -        -        -
Plus:
   Depreciation of rental
     property                                       41,161     38,962    30,867   11,360   10,919
   Amortization of intangibles                         405        446       407        -        -
   Non-recurring items, net                              -        122         -        -        -
   Gain on sales of properties                      (2,805)         -         -        -        -
                                                  --------   --------  --------  --------  --------

Funds from operations                             $ 77,629   $ 69,767  $ 55,962  $ 27,460  $ 24,898
                                                  ========   ========  ========  ========  ========

NAREIT has revised its definition of FFO. The Company plans to adopt the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add back of the non-recurring items in the calculation of the FFO. The application of this new definition would not have affected reported FFO for calendar year 1999 or 1997, and would have decreased FFO in 1998 by $375,000.

Item 7.    Managements Discussion and Analysis of Financial Condition and
-------    --------------------------------------------------------------
Results of Operations
---------------------

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

Overview

The Company is one of the largest owner/managers of manufactured home communities in the United States. The Company added a net of 118 manufactured home communities to its portfolio over the three-year period ended December 31, 1999. At the end of this period, the Company's portfolio was comprised of 165 manufactured home communities containing 51,659 manufactured homesites and 1,359 park model/RV sites, located in 28 states.

Company growth since the beginning of 1997 can be attributed to the Company's merger with ROC in February 1997 (the "Merger"), as well as acquisitions, increased operating performance at existing communities, community expansions, and new community development. During 1998, the Company acquired 34 communities (the "Acquisition Properties") in four separate portfolio acquisitions, containing an aggregate of 7,045 manufactured homesites and 1,359 park model/RV sites. During 1999, the Company acquired 2 communities, containing 624 sites.

Historical Results of Operations

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1999 and 1998. The Company considers all communities owned by the Company as of January 1, 1998 as the "Core 1998 Portfolio".

                                                    Core 1998 Portfolio                                       Total
                                       -----------------------------------------         -----------------------------------
                                              1999                   1998                      1999                1998
                                              ----                   ----                      ----                ----
Dollars in thousands, except per site

As of December 31,
Number of Communities                                145                    145                       165                165
Total manufactured homesites                      46,235                 45,836                    51,659             51,101
Occupied sites                                    42,418                 42,374                    47,383             47,192
Occupancy %                                         91.7%                  92.4%                     91.7%              92.4%

For the year ended, December 31,
Rental income                                   $162,115               $154,712                  $177,789          $167,206
Property operating expense                      $ 57,971               $ 55,122                  $ 63,181          $ 59,345
Net operating income                            $104,144               $ 99,590                  $114,608          $107,861
Weighted average monthly rent
    per site                                    $    307               $    295                  $    302          $    292

For the year ended December 31, 1999, net income was $44,962,000, an increase of $10,476,000 from the year ended December 31, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core 1998 Portfolio. The increase in net operating income from the Company's Core 1998 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 1999 was $177,789,000, an increase of $10,583,000 from 1998.
Approximately 30 percent of the increase was due to acquisitions, net of dispositions, and 70 percent was due to rental increases and occupancy gains in the Company's Core 1998 Portfolio.

Weighted average occupancy for the year ended December 31, 1999 was 47,181 sites compared with 45,882 sites for the same period in 1998. The Company also added 525 available sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was 91.7 percent on 51,659 sites as of December 31, 1999, compared to 92.4 percent on 51,101 sites as of December 31, 1998. The occupancy rate on the stabilized portfolio was 93.2 percent as of December 31, 1999. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1999 was $302 compared with $292 for the same period in 1998. For the Company's Core 1998 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1999 was $307 compared with $295 for the same period in 1998, an increase of 4.0 percent.

Management fee, interest and other income primarily include management fee and transaction fee income for the management of 44 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable and advances to affiliates. The increase in 1999 from 1998 is due primarily to increased development activities in which the Company funds the development costs and recognizes interest income and expenses, increased equity earnings from CSI, increased advances to affiliates other than for development, and increases in management and transaction fees from properties managed by the Company.

Property operating and maintenance expense for the year ended December 31, 1999 increased by $3,412,000 or 7.3 percent from the same period a year ago. The majority of the increase was due to acquisitions and increases in the Company's Core 1998 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased to $89.21 per site, or 4.3 percent.

Real estate taxes for the year ended December 31, 1999 increased by $424,000 or
3.5 percent from the year ended December 31, 1998. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $22.39 in 1999 compared to $22.25 in 1998, an increase of .63 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1999 increased primarily due to the increased size of the Company. Administrative expense in 1999 was 5.2 percent of total revenues as compared to 4.8 percent in 1998.

Interest and related amortization costs increased for the year ended December 31, 1999 by $1,031,000, as compared with the year ended December 31, 1998. The increase is attributable primarily to the indebtedness incurred to finance acquisitions and development. Interest expense as a percentage of average debt outstanding decreased to approximately 7.4 percent from 7.7 percent in 1998.

Depreciation expense for the year ended December 31, 1999, increased $2,168,000 from the same period a year ago. The increase is directly attributable to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1998 and 1997. The Company considers all communities owned by the Company or ROC as of January 1, 1997 as the "Core 1997 Portfolio".

                                                  Core 1997 Portfolio               Total
                                               ------------------------     ----------------------
                                                   1998       1997              1998       1997
                                                   ----       ----              ----       ----
Dollars in thousands, except per site

As of December 31,
Number of Communities                                 126         126              165         131
Total manufactured homesites                       43,379      43,051           51,101      43,800
Occupied sites                                     39,973      39,564           47,192      40,286
Occupancy %                                          92.1%       91.9%            92.4%       92.0%

For the year ended December 31,
Rental income                                    $146,445    $139,048         $167,206    $134,801
Property operating expense                       $ 52,259    $ 50,712         $ 59,345    $ 49,092
Net operating income                             $ 94,186    $ 88,336         $107,861    $ 85,709
Weighted average monthly rent per site           $    299    $    286         $    292    $    287

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

Weighted average occupancy for the year ended December 31, 1998 was 45,882 sites compared with 38,053 sites for the same period in 1997. During 1998, the Company increased occupancy by 627 sites, of which 344 were in its active expansion communities. The Company also added 407 sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was
92.4 percent on 51,101 sites as of December 31, 1998, compared to 92.0 percent on 43,800 sites as of December 31, 1997. The occupancy rate on the stabilized portfolio was 94.0 percent as of December 31, 1998. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $292 compared with $287 for the same period in 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $299 compared with $286 for the same period in 1997, an increase of 4.5 percent.

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

Property operating and maintenance expense for the year ended December 31, 1998 increased by 20.3 percent from the same period a year ago. The majority of the increase was due to the acquisitions and the Merger. The remaining increase was due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense remained constant at $86.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $77,464,000 for the year ended December 31, 1999, compared to $72,560,000 for the same period in 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the year ended December 31, 1999 was $20,789,000. This consisted primarily of $60,244,000 distributions paid to OP Unitholders and $23,598,000 in payoffs of mortgages, offset partially by net borrowings on the Company's lines of credit of $60,581,000.

Net cash used in investing activities for the year ended December 31, 1999 was $56,777,000. This amount represents acquisitions, joint venture investments and advances, capital expenditures and development costs. During 1999, the Company acquired two communities with a total of 624 sites and purchased a development property in Michigan. These acquisitions were financed primarily by borrowings under the Company's lines of credit. The Company also disposed of two properties containing 509 sites.

During 1999, the Company invested approximately $14 million in the expansion of its existing communities, resulting in the addition of 525 available sites to its portfolio. In addition, during 1999, the Company invested or advanced $32 million to certain affiliates of the Company. This consisted primarily of approximately $16 million to 9 joint ventures, through which the Company, or its joint venture partner is developing manufactured home communities, and $13.5 million to N'Tandem Trust, an entity in which the Company owns approximately 10 percent of its outstanding equity. For the year ended December 31, 1999, recurring property capital expenditures, other than development costs, were approximately $7 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will also be financed with funds from operations.

As of December 31, 1999, the Company had a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate is at LIBOR plus 80 basis points, and matures in May 2001. In addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points and a maturity of September 2000 (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of December 31, 1999, approximately $97.3 million was outstanding under the Credit Facilities and the Company had available $10.2 million in additional borrowing capacity.

As of December 31, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of unsecured senior debt with a weighted average interest rate and remaining maturity of 7.5 percent and 3.2 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.6 percent and 1.7 years, respectively. As of December 31, 1999, the Company had approximately $453 million of total debt outstanding, representing approximately 33 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the Company's Credit Facilities, and has a weighted average interest rate of 7.5 percent.

In February 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Senior Unsecured Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

The Company, in February, also entered into a $30 million note with Bank One, N.A. The note can be drawn on for thirty, sixty or ninety day increments beginning February 18, 2000, and must be repaid in full on August 18, 2000. The note bears interest at a rate of LIBOR plus 125 basis points. The funds available under the note are expected to be used to fund short term liquidity needs of the Company.

The Company has another $86 million coming due in 2000 which it expects to repay with the proceeds from the issuance of secured or unsecured debt, depending on the current market conditions.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements and maturing debt obligations, through cash flows from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Inflation

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

Recently Issued Accounting Standards

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

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's financial statements to January 1, 2001.

In anticipation of the $75 million senior notes maturing on March 2, 2000, the Company entered into a $75 million interest rate hedge transaction with a financial institution in order to hedge its exposure to interest rate fluctuations, with a maturity of April 2000. Under this arrangement, the Company pays or receives an amount equal to the difference between the hedge rate and the market rate on the date of settlement, based on an anticipated $75 million borrowing. The realized gain or loss on the transaction settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes. At December 31, 1999, the treasury lock rate was lower than the market rate, therefore, the Company has an unrealized gain of approximately $692,000.

Year 2000

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

The Company believes that all systems have been appropriately modified and does not expect the year 2000 issue will materially impact the financial condition or operations of the Company.

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

                                                         For the year ended December 31,
                                                        1999           1998           1997
                                                     -----------   -----------    -----------
(in thousands)
Income before extraordinary item
     and preferred distributions                   $   44,962      $   34,486    $   24,688
Less:
     Distributions to Preferred OP Unitholders          6,094           4,249             -
Plus:
     Depreciation of rental property                   41,161          38,962        30,867
     Amortization of intangibles                          405             446           407
     Non-recurring items, net                               -             122             -
     Gain on sales of properties                       (2,805)              -             -
                                                   ----------      ----------    ----------
Funds from operations                              $   77,629      $   69,767    $   55,962
                                                   ==========      ==========    ==========

NAREIT has revised its definition of FFO. The Company plans to adopt the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add back of the non-recurring items in the calculation of the FFO. The application of this new definition would not have affected reported FFO for calendar year 1999 or 1997, and would have decreased FFO in 1998 by $375,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 1999, the Company's Credit Facilities represented its only variable rate debt.

The following table sets forth information as of December 31, 1999, concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                                                   For the Year Ended December 31,
                                      2000        2001        2002          2003          2004     Thereafter     Total       FV
                                      ----        ----        ----          ----          ----     ----------     -----       --
Long term debt:
     Fixed Rate                    $161,545     $    396     $   843      $ 70,401      $100,436     $ 17,181    $350,802  $345,246
     Average interest rate              8.1%         8.3%        8.2%          7.5%          6.9%         7.6%        7.5%
     Variable rate                    5,317       92,000                                                           97,317    97,317
     Average interest rate              7.1%         6.9%
Total debt                         $166,862     $ 92,396     $   843      $ 70,401      $100,436     $ 17,181    $448,119  $442,563

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $973,000 increase in interest expense based on $97.3 million outstanding at December 31, 1999.

The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

Report of Independent Accountants

To the Partners of CP Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of CP Limited Partnership (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Denver, Colorado
February 8, 2000

                            CP LIMITED PARTNERSHIP
                      CONDSOLIDATED STATEMENTS OF INCOME

In thousands, except per OP Unit data
                                           For the Year Ended December 31,
                                             1999       1998       1997
                                           ---------  ---------  ---------
Revenues:
  Rental income                             $177,789   $167,206   $134,801
  Management, interest and other income       11,574      5,924      3,368
                                            --------   --------   --------
                                             189,363    173,130    138,169
Expenses:
  Property operating and maintenance          50,506     47,094     39,146
  Real estate taxes                           12,675     12,251      9,946
  Depreciation and amortization               41,826     39,658     31,510
  Administrative                               9,881      8,354      6,961
  Interest and related amortization           32,318     31,287     25,918
                                            --------   --------   --------
                                             147,206    138,644    113,481
                                            --------   --------   --------

Net income                                    44,962     34,486     24,688

  Less distributions to Preferred
   OP Unitholders                              6,094      4,249          -
                                            --------   --------   --------
  Net income attributable to common
   OP Unitholders                           $ 38,868   $ 30,237   $ 24,688
                                            ========   ========   ========

     Net income attributable to
      common OP Unitholders:
   General Partner                          $ 34,626   $ 26,801   $ 21,702
   Limited Partners                            4,242      3,436      2,986
                                            --------   --------   --------
                                            $ 38,868   $ 30,237   $ 24,688
                                            ========   ========   ========

Per OP Unit information:

  Basic earnings per OP Unit                $   1.23   $    .98   $    .92
                                            ========   ========   ========

  Diluted earnings per OP Unit              $   1.23   $    .97   $    .91
                                            ========   ========   ========

  Distributions declared per
    OP Unit outstanding                     $   1.94   $   1.82   $   1.72
                                            ========   ========   ========

Weighted average
 OP Units outstanding - basic                 31,582     30,779     26,947
                                            ========   ========   ========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
In thousands, except unit data                                             1999        1998
                                                                           ----        ----
Assets
Rental property:
  Land                                                                  $  135,811  $  135,444
  Land and improvements for expansion sites                                 23,320      22,184
  Manufactured home community improvements                                 816,278     791,859
  Community buildings                                                       55,978      55,887
  Furniture and other equipment                                             24,063      21,135
                                                                        ----------  ----------
  Total rental property                                                  1,055,450   1,026,509

    Less accumulated depreciation                                          192,015     151,260
                                                                        ----------  ----------

      Net rental property                                                  863,435     875,249

Cash and cash equivalents                                                      348         450
Rents, notes and other receivables                                          11,742      10,286
Investments in and advances to affiliates                                   97,761      65,473
Prepaid expenses and other assets                                            8,387       7,736
                                                                        ----------  ----------

         Total assets                                                   $  981,673  $  959,194
                                                                        ==========  ==========

Liabilities
Debt                                                                    $  452,556  $  427,778
Accrued interest payable                                                     5,284       4,322
Accounts payable and accrued expenses                                       17,688      16,708
Rents received in advance and security deposits                              7,044       6,898
Distributions payable                                                       16,139      15,078
                                                                        ----------  ----------

      Total liabilities                                                    498,711     470,784

Commitments and contingencies (Notes 10 & 11)                                    -           -

Partners' Capital, Unlimited Authorized Units:
      32,130,598 and 31,459,888 common OP Units outstanding
      at December 31, 1999  and 1998, respectively;  1,500,000
      Preferred OP Units outstanding at December 31, 1999 and 1998

            General Partner                                                361,820     367,935
            Limited Partners                                                48,185      47,473
            Preferred OP Units, Series A                                    72,957      73,002
                                                                        ----------  ----------

            Total partners' capital                                        482,962     488,410
                                                                        ----------  ----------

                      Total liabilities and partners' capital           $  981,673  $  959,194
                                                                        ==========  ==========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

Dollars in thousands, except per OP Unit data.

                                                                 For the Year Ended December 31,
                                                    1999                                1998                           1997
                                        -------------------------------     ------------------------------     -------------------
                                                   Common     Preferred                Common    Preferred                  Common
                                        General    Limited     Limited      General    Limited     Limited     General     Limited
Partners' Capital
  Balance at beginning                  $367,935   $ 47,473   $ 73,002     $322,966   $ 35,272           -       16,191   $ 26,552
   of period
  Net income                              34,626      4,242          -       28,801      3,436           -       21,702      2,986
  Issuance of units in connection
    With the Merger                            -          -          -            -          -           -      359,780          -
  Issuance of units at fair market
    value                                  3,394     13,326          -       62,797     29,150   $  73,002        7,517        660
  Transfer (from) to limited
   partners to (from)
   general partners resulting
   from issuance of OP Units              10,187    (10,187)         -       14,090    (14,090)          -       (9,819)     9,819
  OP Units reacquired and
   retired                                   (61)         -          -         (930)         -           -      (28,687)         -
  Distributions declared
   $1.94 in 1999 and 1.82 in
  1998 and $1.72 in 1997                 (54,636)    (6,669)         -      (50,264)    (6,295)          -      (43,643)    (4,745)
 Other                                       375          -        (45)      (7,525)         -           -          (75)         -
                                        --------   --------   --------     --------   --------   ---------    ---------   --------

  Balance at end of period              $361,820   $ 48,185   $ 72,957     $367,935   $ 47,473   $  73,002    $ 322,966   $ 35,272
                                        ========   ========   ========     ========   ========   =========    =========   ========


   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
In thousands                                                     1999             1998              1997
                                                            -------------    -------------     -------------
Cash flows from operating  activities:
  Net income                                                $      38,868    $      30,237     $     24,688
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Net gain on sales of properties                                  (2,805)
  Depreciation and amortization                                    41,826           39,658           31,510
  Amortization of debt issuance costs                                 730              764              480
  Decrease (increase) in operating assets                          (3,243)            (690)           1,495
  Increase (decrease) in operating liabilities                      2,088            2,591           (3,628)
                                                            -------------    -------------     ------------
   Net cash provided by operating activities                       77,464           72,560           54,545
                                                            -------------    -------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of Senior Notes                                -                -          102,630
  Borrowings on line of credit                                    119,130          120,935          105,111
  Payments on line of credit                                      (58,549)        (109,200)        (150,945)
  Principal payments on mortgages                                  (1,176)          (1,828)          (1,596)
  Payoff of mortgages                                             (23,598)          (3,315)               -
  Payment of debt issuance costs                                        -             (237)            (895)
  Distributions to OP Unitholders                                 (60,244)         (53,629)         (42,111)
  OP Units repurchased and retired                                    (76)            (932)         (19,851)
  Net proceeds from the issuance of OP Units                            -           53,678           25,477
  Net proceeds from the issuance of Preferred OP Units                  -           73,002                -
  Other                                                             3,724            1,595            3,268
                                                            -------------    -------------     ------------
    Net cash provided by (used in)
      financing activities                                        (20,789)          80,069           21,088
                                                            -------------    -------------     ------------

Cash flows from investing activities:
  Acquisition of rental properties                                (13,259)        (116,605)         (22,655)
  Disposition of rental property                                   13,108            3,329            2,455
  Additions to rental properties                                  (24,606)         (14,958)         (15,544)
  Investments in and advances to affiliates                       (30,698)         (32,205)          (4,259)
  Advances to CSI                                                  (1,322)          (6,650)          (8,849)
  Merger costs                                                          -                -          (12,457)
                                                            -------------    -------------     ------------
    Net cash used in investing activities                         (56,777)        (167,089)         (61,309)
                                                            -------------    -------------     ------------

Increase (decrease) in cash and cash equivalents                     (102)         (14,460)          14,324
Cash and cash equivalents, beginning of period                        450           14,910              586
                                                            -------------    -------------     ------------

Cash and cash equivalents, end of period                    $         348    $         450     $     14,910
                                                            =============    =============     ============

Supplemental information:
  Cash paid for interest, net of amounts capitalized        $      30,626    $      30,110     $     24,325
                                                            =============    =============     ============

  Fair market value of OP Units issued
    for acquisitions/joint venture investments              $      13,341    $      29,150     $      3,683
                                                            =============    =============     ============

  Debt assumed in connection with acquisitions
   and development                                          $         650    $      34,171     $      1,049
                                                            =============    =============     ============

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

The Company considers itself to be engaged in only one industry segment. The Company is engaged in the business of owning and operating manufactured housing community properties primarily through the Company. As of December 31, 1999, the Company owned 165 properties containing an aggregate of 51,659 homesites and 1,359 park model/RV sites, located in 28 states. Approximately 26 percent of these homesites were in Florida and 31 percent were in Michigan. The Company also fee managed 44 properties containing an aggregate of 9,718 homesites and 175 park model/RV sites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its subsidiaries. Chateau and ROC are the general partners. As of December 31, 1999, Chateau owned on a combined basis, an 89 percent general partner interest. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of December 31, 1999 is identical to the accompanying balance sheet of the Company, except as follows:

                                                                            (in thousands)
                                                          As Presented
                                                             Herein                          Chateau Communities,Inc.
                                                       December 31, 1999      Adjustments          December 31, 1999
                                                       -----------------     ------------     -------------------------
Minority interests in CP Limited Partnership                                  $  121,142               $121,142

Equity:
   General partner                                           $361,820           (361,820)
   Limited partners                                           121,142           (121,142)
   Common stock                                                                      284                    284
   Additional paid-in capital                                                    446,231                446,231
   Dividends in excess of
    accumulated earnings                                                         (76,647)               (76,647)
   Notes receivable, officers                                                     (8,048)                (8,048)
                                                             --------                                  --------

    Partners' capital/shareholders' equity                   $482,962                                  $361,820
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

                            CP LIMITED PARTNERSHIP

                                    _______

2.   Summary of Significant Accounting Policies, Continued:
     -----------------------------------------------------

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

                            CP LIMITED PARTNERSHIP

                                    _______


2.   Summary of Significant Accounting Policies, Continued:
     ------------------------------------------------------

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Interest capitalized by the Company during the years ended December 31, 1999, 1998, and 1997 was $1,249,000, $579,000 and $708,000, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments other than debt and an interest rate hedge approximate their carrying values at December 31, 1999 and 1998. The fair value of the Company's debt at December 31, 1999 was estimated to be $447 million, based on current interest rates for comparable loans. The fair value of the Company's debt at December 31, 1998 approximated its carrying value.

Debt Issuance Costs

Costs incurred to obtain financing and costs of interest rate protection are deferred and amortized on a straight line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement for $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The Company anticipates that the adoption of SFAS 133 will not have a significant effect

                            CP LIMITED PARTNERSHIP

                                    _______


2.   Summary of Significant Accounting Policies, Continued:
     -----------------------------------------------------

on its 2000 financial statements.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's financial statements to January 1, 2001.

In anticipation of the $75 million senior notes maturing on March 2, 2000, the Company entered into a $75 million interest rate hedge transaction with a financial institution in order to hedge its exposure to interest rate fluctuations, with a maturity of April 2000. Under this arrangement, the Company pays or receives an amount equal to the difference between the hedge rate and the market rate on the date of settlement, based on an anticipated $75 million borrowing. The realized gain or loss on the transaction settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes. At December 31, 1999, the treasury lock rate was lower than the market rate, therefore, the Company has an unrealized gain of approximately $692,000.

                            CP LIMITED PARTNERSHIP

                                    _______

3.   Merger with ROC Communities, Inc.:
     ----------------------------------

On February 11, 1997, the Company completed its merger with ROC (the "Merger"). The Merger and related transactions was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

In connection with the Merger, the following transactions occurred:

- The Company repurchased and retired 1,200,000 shares of its common stock, of which 750,000 and 450,000 shares were repurchased in 1997 and 1996, respectively;

- ROC purchased 350,000 shares of the Company's common stock in 1996, which was retired at the time of the Merger;

- The Company issued 1.042 shares of its common stock for each share of ROC stock outstanding;

- The Company paid a stock dividend equal to .0326 shares of Company common stock per common share/OP Unit outstanding;

- Certain limited partners converted 6,170,908 OP Units into common shares, which resulted in those units being held by Chateau. These limited partners waived their right to receive the above distribution with respect to those OP Units exchanged and as a result it was re-allocated, resulting in a distribution to the general partners of .068 units;

- These exchanging limited partners purchased 984,423 additional shares of common stock from Chateau at $25.88 per share and Chateau purchased the same number of units from the Company with these proceeds.

The total ROC purchase price of  $351 million was allocated as follows:



          Rental property                                         $ 501.3
          Net working capital                                        15.8
          Debt assumed                                             (166.1)
                                                                  -------
                                                                  $ 351.0
                                                                  =======

                            CP LIMITED PARTNERSHIP

                                    _______


3.   Merger with ROC Communities, Inc., Continued
     --------------------------------------------

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1997. No pro forma adjustments were made for the 1997 acquisitions made by the Company. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1997.


(In thousands, except OP Unit data)

                                         1997
                                       ---------


Revenues                                $142,600
                                        ========
Total expenses                          $117,500
                                        ========
Net income                              $ 25,100
                                        ========
Per common share                        $    .89
                                        ========



4.  Capital Transactions:
    ---------------------

The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1999, 1998, and 1997.

                                                                         1999                 1998                 1997
                                                                  -------------------  -------------------  -------------------
Common OP Units outstanding at January 1                                  31,459,888           28,250,803           14,497,270
Units repurchased and retired                                                 (2,765)             (43,333)          (1,100,100)
Units issued  in exchange for ROC
  common stock outstanding                                                         -                    -           13,109,941
Units issued in connection with the dividend                                       -                    -              397,198
Units issued to certain OP Unitholders for cash                                    -                    -              984,423
Units issued through stock awards, sales to key
  employees and the exercise of Chateau stock options                        142,416              406,689              238,478
Units issued in connection with acquisitions                                 531,059            2,845,729              123,593
                                                                  ------------------           ----------           ----------
Common OP Units outstanding at December 31                                32,130,598           31,459,888           28,250,803
                                                                  ==================           ==========           ==========

The Company paid a distribution of $.485 per OP Unit on April 14, 1999, July 15, 1999, October 15, 1999 and January 18, 2000 to OP Unitholders of record as of March 31, 1999, June 30, 1999, September 30, 1999 and December 27, 1999,
respectively. The distribution paid on January 18, 2000 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1999.

The Company paid a distribution of $.455 per OP Unit on April 14, 1998, July 15, 1998, October 15, 1998 and January 15, 1999 to OP Unitholders of record as of March 31, 1998, June 30, 1998, September 30, 1998 and December 28, 1998,
respectively. The distribution paid on January 15, 1999 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1998.

                            CP LIMITED PARTNERSHIP

                                    _______

4.  Capital Transactions, Continued:
    --------------------------------

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

Included in partners' capital is approximately $73 million which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units ("Preferred Units"). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Chateau.

Basic and diluted earnings per OP Unit are summarized in the table below:

(In thousands, except per OP Unit data)                         For the Year Ended December 31,
                                                  1999                       1998                      1997
                                               -----------               -------------              -----------
Basic Earnings per OP Unit:
    Net income attributable to common
         OP Unitholders                            $38,868                     $30,237                  $24,688
                                             =============             ===============            =============

    Weighted average OP Units - Basic               31,582                      30,779                   26,947
                                             =============             ===============            =============

    Per OP Unit                                    $  1.23                     $   .98                  $   .92
                                             =============             ===============            =============

Diluted Earnings per OP Unit:

    Net income attributable to common
      OP Unitholders                               $38,868                     $30,237                   $24,688
                                             =============             ===============            ==============

    Weighted average OP Units outstanding           31,582                      30,779                    26,947
    Chateau employee stock options                     132                         275                       245
                                             -------------             ---------------            --------------

    Weighted average OP Units - Diluted             31,714                      31,054                    27,192
                                             =============             ===============            ==============

    Per OP Unit                                    $  1.23                     $   .97                   $   .91
                                             =============             ===============            ==============

                            CP LIMITED PARTNERSHIP

                                    _______

5.   Acquisitions & Dispositions of Rental Property:
     -----------------------------------------------

The following table summarizes acquisitions made by the Company as follows:

(Dollars in thousands)
                                                                                        Fair Market Value
                                                                        Amount               of OP
                                                                     Allocated to            Units
  Acquisition Date      # of Communities  # of Sites     State      Assets Acquired         Issued         Debt Assumed   Cash (1)
--------------------    ----------------  -----------    ------     ---------------         ------         ------------   --------
    April 1999                       1           309      AL              $ 4,013                  -               -      $ 4,013

   October 1999                      1           315      AL              $ 8,712                  -        $    650      $ 8,062
----------------------------------------------------------------------------------------------------------------------------------

   January 1998                      2           961      SC              $15,900            $ 9,620               -      $ 6,280

   January 1998                     10         1,093 (2)  FL              $38,700            $18,307        $ 19,335 (3)  $ 1,058
                                     4           276      CT

    March 1998                       5           839      IN              $37,600                  -               -      $37,600
                                     1           682      MI

    April 1998                      10         2,587      MI              $78,100                  -        $ 12,401      $65,669
                                     2           607      NC
----------------------------------------------------------------------------------------------------------------------------------

November 1997                        4           641      MA              $20,000            $   500               -      $19,500

--------------------------------------------------------------------------------------------------------------------------------

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit, the contribution of 1.85 million shares from Chateau in February 1998 (see Note 4) and the issuance of $75 million of Preferred Units (see Note 2).
(2)  Does not include park model/RV sites.
(3) Includes $12 million for a capital lease obligation, which was converted to OP Units in 1999.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1, 1997. No pro forma adjustments were made for the 1999 and 1997 acquisitions as the effects on reported results were not material. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1997.


(in thousands, except per share data)             1998             1997
                                                  ----             ----

Revenues                                        $176,154         $150,055
                                                ========         ========
Total expenses                                  $141,125         $124,982
                                                ========         ========
Net income                                      $ 29,872         $ 21,441
                                                ========         ========
Per OP Unit                                     $    .93         $    .75
                                                ========         ========



During the year 1999, the Company disposed of two properties in Florida, with a total of 509 sites for a combined price of $11,700,000. These dispositions resulted in a net gain of $2,805,000.

                            CP LIMITED PARTNERSHIP

                                    _______


6.  Investments in and Advances to Affiliates:
    ------------------------------------------

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                       1999             1998
                                                       ----             ----
Community Sales, Inc. ("CSI")                        $22,538          $19,600
Equity investment joint ventures                      37,518           22,184
N'Tandem Trust ("N'Tandem")                           24,656           11,130
Other joint ventures                                  13,049           12,559
                                                     -------          -------
                                                     $97,761          $65,473
                                                     =======          =======


CSI
---

Advances to CSI are primarily used to finance inventory purchases. The Company accounts for its investment in CSI using the equity method of accounting.

Equity investments in joint ventures
------------------------------------

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and the related debt in its balance sheet. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. Based on the Company's ownership in these joint ventures the Company accounts for the investment utilizing the equity method of accounting for six of these ventures. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development. Based on the Company's investment in these ventures, the Company accounts for its investments utilizing the equity method of accounting.

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

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common equity shares of N'Tandem. The Company owns approximately 10 percent of N'Tandem's outstanding stock and recognizes income from an advisory agreement and interest income on the notes as earned.

                            CP LIMITED PARTNERSHIP

                                    _______

6.   Investments in and Advances to Affiliates, Continued:
     -----------------------------------------------------

During 1998, in order to finance acquisitions, N'Tandem borrowed $10.7 million from the Company through the issuance of notes which were due November 1999 and bore interest at the prime rate of interest plus one percent per annum. These notes were refinanced and the maturities extended by the Company in 1999. Also, during 1999, N'Tandem borrowed $ 23.6 million from the Company for the acquisition of 6 communities. During 1999 N'Tandem obtained a line of credit and repaid $10.7 million of these notes to the Company. As of December 31, 1999, N'Tandem owed the Company $ 23.6 million under unsecured notes that are due December 31, 2000 and bear interest at the prime rate of interest plus one percent.

As of December 31, 1999 N'Tandem owned 12 communities with 2,644 homesites and an interest in 7 communities with 1,345 homesites. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.


7.   Financing:
     ----------

The following table sets forth certain information regarding debt at December
31:

                                                    Weighted                                        Principal Balance
                                                     Average                Maturity                  (In Thousands)
                                                  Interest Rate               Date              1999                  1998
                                                ---------------           -----------        ---------             ----------
Fixed rate mortgages                                     7.62%              2000-2011         $105,802              $129,448
Unsecured Senior Notes                                   7.46%              2000-2004          245,000               245,000
Unsecured lines of credit                                6.91%              2000-2001           97,317                36,735
Capital lease obligation                                                                             -                11,836
Other notes payable                                                                              4,437                 4,759
                                                                                              --------              --------
                                                                                              $452,556              $427,778
                                                                                              ========              ========


At December 31, 1999, the Company had a $100 million line of credit arrangement with Bank One, N.A. acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points. The line matures in 2001. In addition, the Company has a $7.5 million unsecured line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1999, approximately $97.3 million was outstanding under the Company's lines of credit and the Company had available $10.2 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

During 1999, the Company repaid $23.6 million in mortgage debt which was collateralized by 5 properties.

During 1998, the Company assumed $19.4 million in fixed rate mortgages related to 6 properties, in connection with the acquisitions of the properties, with a weighted average interest rate of 7.5 percent.

                            CP LIMITED PARTNERSHIP

                                    _______

7.   Financing, Continued:
     --------------------

In connection with the acquisitions made in 1998, the Company acquired nine communities, containing 900 homesites and 1,100 park model/RV sites, subject to long-term capital leases. The leases were convertible, at the lessor's option, into common OP Units. The lessor exercised that option in 1999.

On December 23, 1997, the Company issued 6.92% Mandatory Par Put Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102 million. The additional $2 million, included in prepaid expenses and other assets in the accompanying balance sheets, represents a payment made by a remarketing dealer for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt.

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

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1999 (in thousands) is as follows:


Years Ending
 December 31,
-------------
     2000                               $161,545
     2001                                    396
     2002                                    843
     2003                                 70,401
     2004                                100,436
 Thereafter                               17,181
                                        --------
                                        $350,802
                                        ========

8.   Stock Option Plan:
     -----------------

Chateau measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

Chateau's 1999 and 1997 Equity Compensation Plans and 1993 Long Term Incentive Stock Plan (collectively, the "Plans" provide for up to 3.1 million shares of common stock that may be granted to directors, executive officers and other key employees of the Company. The Plans provide for the grant of options, restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at fair value which represents the quoted market price of Chateau's common stock on the date of grant. The Compensation Committee of the Board of Directors of Chateau determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning Chateau's stock options is as follows:

                                                          1999                  1998                  1997
                                                        -----------------------------------------------------
                                                        Weighted-             Weighted-             Weighted-
                                                         Average               Average               Average
                                              Shares      Price      Shares     Price      Shares     Price
                                            ----------  ---------  ----------  --------  ----------  --------
Shares subject to option:
Outstanding at beginning of year            1,236,893    $  24.79  1,197,406    $ 21.66    735,300    $ 21.66
Granted (1)                                   384,160       27.73    447,500      30.12     60,000      25.62

Issued in connection with the Merger (2)            -           -          -          -    557,334      21.06

Exercised                                    (137,480)      21.30   (406,838)     19.30   (155,228)     21.00

Forfeited                                     (66,355)      28.97     (1,175)     19.10          -          -
                                            ---------    --------  ---------    -------  ---------    -------
Outstanding at end of year                  1,417,218    $  25.66* 1,236,893    $ 24.79* 1,197,406    $ 21.66*
                                            =========    ========  =========    =======  =========    =======
Options exercisable at year-end               803,696                823,257             1,182,406
                                            =========              =========             =========
Options available for grant at year-end       945,870                363,675               810,000
                                            =========               ========             =========

Weighted average remaining
  contractual life (in years)                     7.5                    7.7                   7.3
                                            =========               ========             =========

(1) The options granted do not include the grant of 80,000 shares of restricted stock in 1997 to executive officers of Chateau.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for a 6.8 percent stock dividend paid on Chateau's common stock, also in connection with the Merger.

* Ranging in price from $18.25-$29.94 at December 31, 1997. See tables below for information as of December 31, 1998 and 1999.

                            CP LIMITED PARTNERSHIP

                                    _______

8.   Stock Option Plan, Continued:
     ----------------------------

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                 Options Outstanding                           Options Exercisable
                ----------------------------------------------------------------------------------
                                      Average        Weighted                       Weighted
      Range of          Number       Remaining       Average        Number           Average
   Exercise Price     Outstanding  Contract Life  Exercise Price  Exercisable    Exercise Price
--------------------  -----------  -------------  --------------  -----------  -------------------
  $ 18.25-$ 27.11       774,393      6.8 years        $21.68         774,393          $21.68
  $ 27.12-$ 30.13       462,500      9.2 years        $30.01          48,864          $29.23

The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                                 Options Outstanding                           Options Exercisable
                ----------------------------------------------------------------------------------
                                      Average        Weighted                       Weighted
      Range of          Number       Remaining       Average        Number           Average
   Exercise Price     Outstanding  Contract Life  Exercise Price  Exercisable    Exercise Price
--------------------  -----------  -------------  --------------  -----------  -------------------
  $ 18.25-$ 27.11       647,218       5.9 years       $21.68        635,496           $21.60
  $ 27.12-$ 30.13       770,000       8.7 years       $29.01        168,200           $29.79

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used:

                                                            1999                 1998                1997
                                                            ----                 ----                ----
Estimated fair value per option granted                    $2.22                $3.56              $3.58

Assumptions:
        Annualized dividend yield                           6.90%                6.25%               6.1%
        Common stock price volatility                       17.3%                22.6%              20.0%
        Risk-free rate of return                            5.29%                5.63%              6.35%
        Expected option term (in years)                       10                   10                 10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per OP Unit would have been:

                            CP LIMITED PARTNERSHIP

                                    _______

8.   Stock Option Plan, Continued:
     ----------------------------

                                                        1999                 1998                  1997
                                                        ----                 ----                  ----
Net income attributable to Common
 Op Unitholders, as reported                     $        38,868,000  $        30,237,000     $       24,688,000
                                                 ===================  ===================     ==================
Net income attributable to Common OP
 Unitholders, pro forma                          $        38,555,000  $        29,885,000     $       22,854,000
                                                 ===================  ===================     ==================
Basic earnings per OP Unit, as reported          $              1.23  $               .98     $              .92
                                                 ===================  ===================     ==================
Basic earnings per OP Unit, pro forma            $              1.22  $               .97     $              .85
                                                 ===================  ===================     ==================
Diluted earnings per OP Unit, as reported        $              1.23  $               .97     $              .91
                                                 ===================  ===================     ==================
Diluted earnings per OP Unit, pro forma          $              1.22  $               .96     $              .84
                                                 ===================  ===================     ==================

9.     Savings Plan:
       ------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Savings Plan"). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $560,000, $550,000, and $421,000 to the Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

                            CP LIMITED PARTNERSHIP

                                    _______


10.  Related Party Transactions:
     --------------------------

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers of Chateau and equity owners. The office lease expires November 2001.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of Chateau's directors. During1998, CSI purchased approximately 22 homes for a cost of approximately $540,000 from Clayton Homes, Inc. In certain instances, the Company financed purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director. As of December 31, 1998, the Company had a payable to Vanderbilt for $122,000. During 1999 the Company repaid this amount and purchased one home from Clayton Homes, Inc.

In addition, when CSI sells homes, the purchaser may obtain financing from Vanderbilt. In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 1999 there is a total of approximately $15.6 million of such amounts that are recourse to the Company.

Included in management, interest and other income is $1,610,465 and $581,800 of management and other fee income received from N'Tandem for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1998 the Company had a receivable of $3.3 million from a partnership with which several officers of Chateau are affiliated, which was paid back in 1999. The partnership owned a manufactured home community that the Company had the option to purchase. The receivable was collateralized by the property and was approved by Chateau's directors who have no interest in the partnership.

11.  Contingencies:
     -------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse affect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $42.8 million of debt.

                            CP LIMITED PARTNERSHIP

                                    _______

12.  Quarterly Financial Information (Unaudited):
     --------------------------------------------

The following is quarterly financial information for the years ended December 31, 1999 and 1998
(amounts in thousands, except per OP Unit data.)

                                               First      Second        Third          Fourth
                                              Quarter     Quarter      Quarter         Quarter
                                             March 31,   June 30,   September 30,   December 31,
                                             ----------  ---------  --------------  -------------
1999
Total revenues                                 $45,608    $46,837         $48,106        $48,812
                                               =======    =======         =======        =======
Operating income (a)                           $28,238    $28,953         $28,910        $30,200
                                               =======    =======         =======        =======
Net income                                     $ 9,617    $13,641         $10,909        $10,795

Distributions to Preferred OP Unitholders       (1,523)    (1,524)         (1,523)        (1,524)
                                               -------    -------         -------        -------
     Net income attributable to
       common OP Units                         $ 8,094    $12,117         $ 9,386        $ 9,271
                                               =======    =======         =======        =======

Weighted average OP Units outstanding           31,502     31,575          31,609         31,634
                                               =======    =======         =======        =======

Net income per OP Unit - basic (b)             $   .26    $   .38         $   .30        $   .29
                                               =======    =======         =======        =======
Net income per OP Unit - diluted (b)           $   .26    $   .38         $   .30        $   .29
                                               =======    =======         =======        =======

1998
Total revenues                                 $40,205    $43,749         $44,065        $45,111
                                               =======    =======         =======        =======
Operating income (a)                           $24,024    $26,895         $26,659        $27,853
                                               =======    =======         =======        =======

     Net income                                $ 7,369    $ 9,036         $ 8,412        $ 9,669
                                               =======    =======         =======        =======

Distributions to Preferred OP Unitholders            -     (1,202)         (1,523)        (1,524)
                                               -------    -------         -------        -------
     Net income attributable to
       common OP Units                         $ 7,369    $ 7,834         $ 6,889        $ 8,145
                                               =======    =======         =======        =======

Weighted average OP Units outstanding           29,486     30,995          31,169         31,441
                                               =======    =======         =======        =======

Net income per OP Unit - basic (b)             $   .25    $   .25         $   .22        $   .26
                                               =======    =======         =======        =======
Net income per OP Unit - diluted (b)           $   .25    $   .25         $   .22        $   .26
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

13.  Subsequent Event
     ----------------

In February 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Senior Unsecured Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 17, 2000, the company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which will lower the effective yield on the above 8.5% unsecured notes by 30 basis points.

On February 29, 2000, Chateau announced the establishment of a share repurchase program pursuant to which it may purchase up to 1,000,000 shares of common stock from time to time.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosures
---------------------

None.

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

a.  1. Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedule
       ----------------------------

       III - Real Estate and Accumulated Depreciation

    3. Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)
                    Exhibit Description
                    -------------------

4.1                 (a) Form of Stock Certificate
4.2(i) (d)Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of Chicago, as supplemented
4.2(ii) (d)First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of Chicago related to the $100,000,000 MadatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2(iii) (d) Remarketing Agreement dated as of December 23, 1997 among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                (i) $100,000,000 8.5% Indenture, dated February 25, 2000, of
                    CP Limited Partnership.
4.4* (e) Note Purchase Agreement dated as of November 4, 1996, between Pacific Mutual and ROC Communities, Inc. for $70,000,000 in Senior Notes due November 4, 2003

4.5* (e) Deed to secure Debt and Security Agreement from ROCF, Inc. to Pacific Mutual, dated as of August 25, 1993

10.1                (f) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated January 22, 1997.
10.2                (a) Lease of 19500 Hall Road
10.3                (a) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)             (c) Employment Agreement (McDaniel)
10.4(ii)            (c) Employment Agreement (Kellogg)
10.4(iii)           (c) Employment Agreement (Fischer)
10.4(iv)            (c) Employment Agreement (Davis)
10.5                (f)1997 Equity Compensation Plan
10.6                (a) Long-Term Incentive Stock Plan
10.7                (g) Amendment of Amended and Restated Agreement of Limited
                    Partnership of CP Limited Partnership dated April 20, 1998.
10.8                (h) Articles supplementary dated April 20, 1998
10.9                (j) 1999 Equity Compensation Plan
21                  (b) List of Subsidiaries of Chateau Communities, Inc.
23                  Consent of PricewaterhouseCoopers LLP

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

(c) Incorporated by reference to Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to Chateau's Form 8-K filed with the Commission on December 9, 1997.

(e) Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

(f) Incorporated by reference to Chateau's Annual Report on Form 10-K for the year ended December 31, 1997

(g) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(h) Incorporated by reference to Chateau's Form 8-K filed with the Commission on May 1, 1998.

(i) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated February 24, 2000 and filed with the Commission on February 25, 2000.

(j) Incorporated by reference to Chateau's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1999.

                                    Exhibit
                                     Index


Exhibit Number
(Referenced to Item 601 of
Regulation S-K)


4.1                 (a) Form of Stock Certificate
4.2(i)              (d) Indenture dated as of December 19, 1997 between CP
                    Limited Partnership and The First National Bank of Chicago,
                    as supplemented
4.2(ii)             (d) First Supplemental Indenture dated as of December 19,
                    1997 between CP Limited Partnership and The First National
                    Bank of Chicago related to the $100,000,000 MadatOry Par Put
                    Remarketed SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2(iii)            (d) Remarketing Agreement dated as of December 23, 1997
                    among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                (i) $100,000,000 8.5% Indenture dated February 25, 2000,
                    of CP Limited Partnership.
4.4*                (e) Note Purchase Agreement dated as of November 4, 1996,
                    between Pacific Mutual and ROC Communities, Inc. for
                    $70,000,000 in Senior Notes due November 4, 2003
4.5*                (e) Deed to secure Debt and Security Agreement from ROCF,
                    Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                (f) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated January 22, 1997.
10.2                (a) Lease of 19500 Hall Road
10.3                (a) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)             (c) Employment Agreement (McDaniel)
10.4(ii)            (c) Employment Agreement (Kellogg)
10.4(iii)           (c) Employment Agreement (Fischer)
10.4(iv)            (c) Employment Agreement (Davis)
10.5                (f) 1997 Equity Compensation Plan
10.6                (b) Long-Term Incentive Stock Plan
10.7                (g) Amendment to Amended and Restated Agreement of Limited
                    Partnership of CP Limited Partnership dated April 20, 1998.
10.8                (h) Articles supplementary dated April 20, 1998
10.9                (j) 1999 Equity Compensation Plan
21                  (b) List of Subsidiaries of Chateau Communities, Inc.
23                  Consent of PricewaterhouseCoopers LLP

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

(c) Incorporated by reference to Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(d) Incorporated by reference to Chateau's Form 8-K filed with the Commission on December 9, 1997.

(e) Incorporated by reference to Chateau's Form S-4 filed with the Commission on September 24, 1996.

(f) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(g) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(h) Incorporated by reference to Chateau's Form 8-K filed with the Commission on May 1, 1998.

(i) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated Februry 24, 2000 and filed with the Commission on February 25, 2000.

(j) Incorporated by reference to Chateau's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 29th day of March, 2000.

                                   CP LIMITED PARTNERSHIP

                                   By: CHATEAU COMMUNITIES, INC.

                                   By: /s/ Gary P. McDaniel
                                   ---------------------------------------------
                                   Gary P. McDaniel
                                   Director and Chief Executive Officer
                                   (Principal Executive Officer)

                                   By: /s/ Tamara D. Fischer
                                   ---------------------------------------------
                                   Tamara D. Fischer
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

              Signature                           Title
              ---------                           -----

/s/ John A. Boll                        Chairman of the Board of Directors
---------------------------------
John A. Boll

/s/ C.G. Kellogg                        Director and President
---------------------------------
C.G. Kellogg

/s/ Gary P. McDaniel                    Director and Chief Executive Officer
---------------------------------
Gary P. McDaniel

/s/ Edward R. Allen                     Director
---------------------------------
Edward R. Allen

/s/ Gebran S. Anton, Jr.                Director
---------------------------------
Gebran S. Anton, Jr.

/s/ James L. Clayton                    Director
---------------------------------
James L. Clayton

/s/ Steven G. Davis                     Director
---------------------------------
Steven G. Davis

/s/ James M. Hankins                    Director
---------------------------------
James M. Hankins

/s/ Rhonda Hogan                        Director
---------------------------------
Rhonda Hogan

/s/ James M. Lane                       Director
---------------------------------
James M. Lane

/s/ Donald E. Miller                    Director
---------------------------------
Donald E. Miller

                            CP LIMITED PARTNERSHIP

                         FINANCIAL STATEMENT SCHEDULES
                    PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                     for the year ended December 31, 1999

                            CP LIMITED PARTNERSHIP

                         FINANCIAL STATEMENT SCHEDULE


                                                                           Pages
                                                                           -----

III. Real Estate and Accumulated Depreciation.............................  F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's consolidated financial statements or notes thereto.

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                   Cost Capitalized
                                                                                               Subsequent to Acquisition
                                                                     Initial Cost to Company        (Improvements)
                                                                     ---------------------------------------------------
                                                                                  Building &               Building &
Community                      Location                 Encumbrance     Land      Fixtures       Land       Fixtures
------------------------------------------------------------------------------------------------------------------------
Algoma                         Algoma Township, MI                         60             -          66         2,792
Anchor Bay                     Ira Township, MI                           432            80       2,877        15,949
Anchor North Bay               Tampa Bay, FL                              288         1,422           -            31
Arbor Village                  Jackson, MI                    1,123       813         4,787           -           109
Atlanta Meadows                Atlanta, GA                      549       625           435           -            27
Audubon                        Orlando, FL                                281           296           2         2,946
Autumn Forest                  Greensboro, NC                 4,660       918         6,747           -           163
Avalon RV Park                 Clearwater, FL                             263         2,202           -             6
Avon                           Rochester Hills, MI                        621           484         640         7,093
Bermuda Palms                  Indio, CA                                1,291         2,477           -           129
Breazeale                      Laramie, WY.                   1,083       251         1,618           -            56
Broadmore                      South Bend, IN                             777         4,115         396         2,130
Buena Vista                    Fargo, ND                                  713         6,248           -           315
Butler Creek                   Augusta, GA                              1,238         2,309           -           391
Camden Point                   Kingsland, GA                              466         1,701           -           112
Camp Inn RV Park               Frostproof, FL                             796         4,220           -            61
Canterbury                     Grand Rapids, MI                           705         3,107          69           883
Carnes Crossing                Summerville, SC                          1,503         7,161         450           444
Castlewood Estates             Mabelton, GA                               656         2,918           -           196
Casual Estates                 Syracuse, NY                   9,121     2,136        14,324           -           487
Cedar Grove                    Clinton, CT                                180         1,140           -            41
Cedar Knolls                   Minneapolis, MN                          1,217        11,006           -           310
Central Office                 Englewood, CO                                -             -          80        13,051
Chesterfield                   Chesterfield Township, MI                  405             -         262         2,126
Chestnut Creek                 Davison, MI                                274             -         347         5,586
Cimarron Park                  St. Paul, MN                             1,424        12,882           -           356
Clinton                        Clinton Township, MI                       989             -         430         5,743
Coach Royale                   Boise, ID                                  197         1,065           -            36
Colonial                       Kalamazoo, MI                              816           195           4         7,667
Colonial Coach                 Riverdale, GA                            1,052         4,277          26           458
Colony Cove                    Ellenton, FL                             5,683        28,256           -           389
Columbia Heights               Grand Forks, ND                            588         5,282           -           170
Conway Circle                  Orlando, FL                      922       544           864           -            38
Conway Plantation              Conway, SC                                 428         3,696           -           190
Country Estates                Spring Lake Township, MI                    30             -           -         1,839
Countryside Great Falls        Great Falls, MT                  629       361         1,650           -            62
Countryside Village Denver     Denver, CO                               1,460         4,384           -            22
                                                                      Gross Amount
                                                                   Carried at Close of
                                                                     Period 12/31/99
                                                            --------------------------------                        Date of
                                                                       Building &                  Accumulated      Construction (C)
Community                      Location                     Land       Fixtures        Total       Depreciation     Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Algoma                         Algoma Township, MI             126        2,792         2,918             918            1974(C)
Anchor Bay                     Ira Township, MI              3,309       16,029        19,338           7,723            1968(C)
Anchor North Bay               Tampa Bay, FL                   288        1,453         1,741              53            1998(A)
Arbor Village                  Jackson, MI                     813        4,896         5,709             437            1998(A)
Atlanta Meadows                Atlanta, GA                     625          462         1,087              71            08/25/93(A)
Audubon                        Orlando, FL                     283        3,242         3,525           1,832            1988(A)
Autumn Forest                  Greensboro, NC                  918        6,910         7,828             612            1998(A)
Avalon RV Park                 Clearwater, FL                  263        2,208         2,471             203            1998(A)
Avon                           Rochester Hills, MI           1,261        7,577         8,838           5,512            1988(A)
Bermuda Palms                  Indio, CA                     1,291        2,606         3,897             333            08/29/94(A)
Breazeale                      Laramie, WY.                    251        1,674         1,925             196            08/25/93(A)
Broadmore                      South Bend, IN                1,173        6,245         7,418             393            1998(A)
Buena Vista                    Fargo, ND                       713        6,563         7,276           1,404            1994(A)
Butler Creek                   Augusta, GA                   1,238        2,700         3,938             336            08/25/93(A)
Camden Point                   Kingsland, GA                   466        1,813         2,279             223            08/25/93(A)
Camp Inn RV Park               Frostproof, FL                  796        4,281         5,077             175            1998(A)
Canterbury                     Grand Rapids, MI                774        3,990         4,764             290            1998(A)
Carnes Crossing                Summerville, SC               1,953        7,605         9,558             656            1998(A)
Castlewood Estates             Mabelton, GA                    656        3,114         3,770             403            2/1/97(A)
Casual Estates                 Syracuse, NY                  2,136       14,811        16,947           2,148            08/25/93(A)
Cedar Grove                    Clinton, CT                     180        1,181         1,361              50            1998(A)
Cedar Knolls                   Minneapolis, MN               1,217       11,316        12,533           2,489            1994(A)
Central Office                 Englewood, CO                    80       13,051        13,131           2,499
Chesterfield                   Chesterfield Township, MI       667        2,126         2,793           1,674            1969(C)
Chestnut Creek                 Davison, MI                     621        5,586         6,207             668            1996(A)
Cimarron Park                  St. Paul, MN                  1,424       13,238        14,662           2,908            1994(A)
Clinton                        Clinton Township, MI          1,419        5,743         7,162           4,710            1969(C)
Coach Royale                   Boise, ID                       197        1,101         1,298             156            01/01/94(A)
Colonial                       Kalamazoo, MI                   820        7,862         8,682           5,552            1985(A)
Colonial Coach                 Riverdale, GA                 1,078        4,735         5,813             606            2/1/97(A)
Colony Cove                    Ellenton, FL                  5,683       28,645        34,328           3,782            08/02/94(A)
Columbia Heights               Grand Forks, ND                 588        5,452         6,040           1,173            1994(A)
Conway Circle                  Orlando, FL                     544          902         1,446             117            08/25/93(A)
Conway Plantation              Conway, SC                      428        3,886         4,314             504            2/1/97(A)
Country Estates                Spring Lake Township, MI         30        1,839         1,869           1,350            1974(C)
Countryside Great Falls        Great Falls, MT                 361        1,712         2,073             230            08/25/93(A)
Countryside Village Denver     Denver, CO                    1,460        4,406         5,866             581            08/25/93(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                     Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                       Initial Cost to Company        (Improvements)
                                                                       ---------------------------------------------------
                                                                                    Building &               Building &
Community                      Location                 Encumbrance    Land         Fixtures       Land      Fixtures
--------------------------------------------------------------------------------------------------------------------------
Countryside Village Jackson.   Jacksonville, FL                           962            4,796         -         533
Countryside Village Longmont   Longmont, CO                             1,481            4,455                   209
Cranberry Lake                 White Lake Township, MI                    432              220     1,050       3,236
Crestview                      Stillwater, OK                   683       362              963         -          76
Crystal Lake                   St. Petersburg, FL                         498            2,475         -          25
Crystal Lakes                  Zephryhills, FL                          1,323            2,239         -         133
Del Tura                       Fort Myers, FL                31,447     4,360           50,508       418       3,721
Eagle Creek                    Tyler, TX                                1,291            1,761       300         736
Eagle Point                    Seattle, WA                    2,712     1,048            3,514         -          84
Eastridge                      San Jose, CA                             2,476            4,671         -          62
Eldorado                       Daytona Bch, FL                  958       408            1,248         -          73
Emerald Lake                   Punta Gorda, FL                            399            1,150         -         278
Evergreen                      New Haven, CT                              309            1,883         -         127
Fairways Country Club          Orlando, FL                                955            5,823         9       1,838
Falcon Farms                   Moline, IL                       793       295            1,576         -         210
Ferrand Estates                Wyoming, MI                                257            1,579         -         346
Forest Creek                   South Bend, IN                             501            4,849         -          42
Forest Lake Estates            Spring Lake Township, MI                   414            2,293        27         724
Fountain Vue                   Marion, IN                                 360            1,210        90         111
Foxhall Village                Raleigh, NC                                521            5,283         -         470
Foxwood Farms                  Ocala, FL                                  691            1,502         -         333
Friendly Village               Greely, CO                                 523            2,702        (5)        104
Glenmoor                       Battle Creek, MI                         3,400              203         -           -
Golden Valley                  Douglasville, TX                           254              800         -         197
Grand Blanc                    Grand Blanc, MI                          1,749                -       284       8,616
Green Acres                    New Haven, CT                              195            1,286         -          15
Green Park South               Montgomery, AL                           1,021            7,704         -           -
Hickory Knoll                  Indianapolis, IN               3,001       356            2,669         -          65
Hidden Valley                  Orlando, FL                                492            5,714         -         156
Highland                       New Haven, CT                              153            1,140         -           1
Highlands (The)                Flint, MI                      6,000     2,323           13,260     1,124       2,463
Hillcrest                      Rockland, MA                               236            1,285         -          17
Holiday Estates                Byron Township, MI                          93                -         -       1,762
Homestead Ranch                McAllen, TX                                195            1,108         -         170
Howell                         Howell, MI                                 345                -       151       2,840
Hunters Chase                  Lima, OH                                   921            1,246         -         440
Huron Estates                  Flint, MI                                  354            1,882        33         204
                                                                    Gross Amount
                                                                  Carried at Close of
                                                                   Period 12/31/99
                                                           --------------------------------                        Date of
                                                                     Building &                  Accumulated       Construction (C)
Community                      Location                    Land       Fixtures      Total       Depreciation       Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Countryside Village Jackson.   Jacksonville, FL              962       5,329          6,291              696           08/25/93(A)
Countryside Village Longmont   Longmont, CO                1,481       4,664          6,145              622           08/25/93(A)
Cranberry Lake                 White Lake Township, MI     1,482       3,456          4,938            1,923           1986(A)
Crestview                      Stillwater, OK                362       1,039          1,401              133           08/25/93(A)
Crystal Lake                   St. Petersburg, FL            498       2,500          2,998               91           1998(A)
Crystal Lakes                  Zephryhills, FL             1,323       2,372          3,695              326           2/1/1998(A)
Del Tura                       Fort Myers, FL              4,778       4,229         59,007            1,591           1994(A)
Eagle Creek                    Tyler, TX                   1,591       2,497          4,088              266           2/1/97(A)
Eagle Point                    Seattle, WA                 1,084       3,598          4,646              476           08/25/93(A)
Eastridge                      San Jose, CA                2,476       4,733          7,209              622           08/29/94(A)
Eldorado                       Daytona Bch, FL               408       1,321          1,729              169           08/25/93(A)
Emerald Lake                   Punta Gorda, FL               399       1,428          1,827              738           1988(A)
Evergreen                      New Haven, CT                 309       2,010          2,319               72           1998(A)
Fairways Country Club          Orlando, FL                   964       7,661          8,625            5,461           1979(A)(C)
Falcon Farms                   Moline, IL                    295       1,786          2,081              232           08/25/93(A)
Ferrand Estates                Wyoming, MI                   257       1,925          2,182            1,518           1989(A)
Forest Creek                   South Bend, IN                501       4,891          5,392              411           1998(A)
Forest Lake Estates            Spring Lake Township, MI      441       3,017          3,458              686           1994(A)
Fountain Vue                   Marion, IN                    450       1,321          1,771              110           1998(A)
Foxhall Village                Raleigh, NC                   521       5,753          6,274              774           2/1/97(A)
Foxwood Farms                  Ocala, FL                     691       1,835          2,526              227           07/26/94(A)
Friendly Village               Greely, CO                    518       2,806          3,324              377           01/18/94(A)
Glenmoor                       Battle Creek, MI            3,400         203          3,603                -           1999(C)
Golden Valley                  Douglasville, TX              254         997          1,251              130           2/1/97(A)
Grand Blanc                    Grand Blanc, MI             2,033       8,616         10,649            2,519           1990(C)
Green Acres                    New Haven, CT                 195       1,301          1,496              118           1998(A)
Green Park South               Montgomery, AL              1,021       7,704          8,725                -           1999(A)
Hickory Knoll                  Indianapolis, IN              356       2,734          3,090              378           08/25/93(A)
Hidden Valley                  Orlando, FL                   492       5,870          6,362              891           1995(A)
Highland                       New Haven, CT                 153       1,141          1,294              104           1998(A)
Highlands (The)                Flint, MI                   3,447      15,723         19,170            1,238           1998(A)
Hillcrest                      Rockland, MA                  236       1,302          1,538              132           11/5/97(A)
Holiday Estates                Byron Township, MI             93       1,762          1,855            1,281           1984(C)
Homestead Ranch                McAllen, TX                   195       1,278          1,473              181           2/1/97(A)
Howell                         Howell, MI                    496       2,840          3,336            2,318           1972(C)
Hunters Chase                  Lima, OH                      921       1,686          2,607              182           2/1/97(A)
Huron Estates                  Flint, MI                     387       2,086          2,473              170           1998(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)


                                                                                                       Cost Capitalized
                                                                                                           Subsequent
                                                                                                           Acquisition
                                                                            Initial Cost to Company      (Improvements)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Building &             Building &
Community                    Location             Encumbrance     Land       Fixtures      Land     Fixtures    Land
------------------------------------------------------------------------------------------------------------------------------------
Indian Rocks                 Clearwater, FL                         441       1,032          -           12         441
Jade Isle                    Orlando, FL               855          273       1,076          -           23         273
Knoll Terrace                Salem, OR               1,967        1,379       2,050          -          150       1,379
La Quinta Ridge              Indio, CA                            1,014       1,873          -          377       1,014
Lake in the Hills            Auburn Hills, MI                       952       6,389          -           76         952
Lakeland Harbor              Lakeland, FL                           875           -          -        3,335         875
Lakeland Junction            Lakeland, FL                           471         972          -          126         471
Lakes at Leesburg            Leesburg, FL                         1,178           -         39        3,491       1,217
Lakewood Estates             Davenport, LA             884          442       1,210          -          279         442

Lakewood                     Montgomery, AL                       2,007       2,107          -            -       2,007
Land O'Lakes                 Orlando, FL             1,403          473       2,507          -           76         473

Landmark Village             Fairburn, GA                         2,539       4,352          -          223       2,539
Leisure Woods 0 Rockland     Rockland, MA                           831      14,326          -           82         831
Leisure Woods 0 Tauton       Tauton, MA                             256       2,780        162          755         418

Leisure World                Weslaco, TX                            228       1,639          -           64         228
Leonard Gardens              Walker, MI                              94           -        619        5,114         713
Macomb                       Macomb Township, MI                  1,459           -      1,182        4,350       2,641

Maple Grove                  Boise, ID               1,140          702       2,384          -           66         702
Maple Ridge                  Manteno, IL                            126           -          -        1,456         126
Maple Valley                 Manteno, IL                            338           -          -        4,249         338

Mariwood                     Indianapolis, IN        2,118          324       2,415          -          157         324
Marnelle                     Fayetteville, GA          998          464       2,635          -          383         464
Meadow Park                  Fargo, ND                              133       1,183          -           54         133

Meadowbrook                  Ithaca, NY              1,832          291       4,029          -           58         291
Midway Estates               Vero Bch., FL           1,823        1,313       2,095          2          165       1,315

Mosby's Point                Florence, KY            1,190          608       1,574          -           41         608
Norton Shores                Norton Shores, MI                      103           -        118        4,905         221
Novi                         Novi, MI                               896           -        393        5,086       1,289

Oak Grove                    Albany, GA                413          418         764          -           31         418
Oak Hill                     Groveland Township, MI                 115       2,165          -        4,151         115
Oak Orchard                  Albion, NY                             701       3,425          -           47         701
Oak Ridge                    South Bend, IN                         615       3,770          -           12         615
Oak Springs                  Sorrento, FL                           206       1,461          2          429         208

Oakwood Forest               Greensboro, NC                       1,111       3,843          -          274       1,111
Old Orchard                  Davison, MI                            210         182          -        2,660         210
One Hundred Oaks             Fultondale, AL                         345       1,839          -           57         345
                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Indian Rocks                             Clearwater, FL                  441       1,044       1,485         56      1998(A)
Jade Isle                                Orlando, FL                     273       1,099       1,372        142      08/25/93(A)
Knoll Terrace                            Salem, OR                     1,379       2,200       3,579        284      08/25/93(A)
La Quinta Ridge                          Indio, CA                     1,014       2,250       3,264        261      08/29/94(A)
Lake in the Hills                        Auburn Hills, MI                952       6,465       7,417      1,768      1994(A)
Lakeland Harbor                          Lakeland, FL                    875       3,335       4,210      2,430      1983(C)
Lakeland Junction                        Lakeland, FL                    471       1,098       1,569        863      1981(C)
Lakes at Leesburg                        Leesburg, FL                  1,217       3,491       4,708      2,229      1984(C)
Lakewood Estates                         Davenport, LA                   442       1,489       1,931        200      08/25/93(A)

Lakewood                                 Montgomery, AL                2,007       2,107       4,114         54      1999(A)
Land O'Lakes                             Orlando, FL                     473       2,583       3,056        340      08/25/93(A)

Landmark Village                         Fairburn, GA                  2,539       4,575       7,114        620      07/15/94(A)
Leisure Woods 0 Rockland                 Rockland, MA                    831      14,408      15,239        753      11/5/97(A)
Leisure Woods 0 Tauton                   Tauton, MA                      418       3,535       3,953        146      11/5/97(A)

Leisure World                            Weslaco, TX                     228       1,703       1,931        226      05/06/94(A)
Leonard Gardens                          Walker, MI                      713       5,114       5,827      1,448      1987(C)
Macomb                                   Macomb Township, MI           2,641      14,350      16,991      8,769      1973(C)

Maple Grove                              Boise, ID                       702       2,450       3,152        322      08/25/93(A)
Maple Ridge                              Manteno, IL                     126       1,456       1,582        254      2/1/97(A)
Maple Valley                             Manteno, IL                     338       4,249       4,587        682      2/1/97(A)

Mariwood                                 Indianapolis, IN                324       2,572       2,896        342      08/25/93(A)
Marnelle                                 Fayetteville, GA                464       3,018       3,482        417      2/1/97(A)
Meadow Park                              Fargo, ND                       133       1,237       1,370        265      1994(A)

Meadowbrook                              Ithaca, NY                      291       4,087       4,378        472      08/25/93(A)
Midway Estates                           Vero Bch., FL                 1,315       2,260       3,575        289      08/25/93(A)

Mosby's Point                            Florence, KY                    608       1,615       2,223        215      08/25/83(A)
Norton Shores                            Norton Shores, MI               221       4,905       5,126      3,000      1978(C)
Novi                                     Novi, MI                      1,289       5,086       6,375      4,645      1973(C)

Oak Grove                                Albany, GA                      418         795       1,213        103      08/25/93(A)
Oak Hill                                 Groveland Township, MI          115       6,316       6,431      3,514      1983(A)
Oak Orchard                              Albion, NY                      701       3,472       4,173        481      2/1/97(A)
Oak Ridge                                South Bend, IN                  615       3,782       4,397        326      1998(A)
Oak Springs                              Sorrento, FL                    208       1,890       2,098      1,427      1981(A)

Oakwood Forest                           Greensboro, NC                1,111       4,117       5,228        553      08/25/93(A)
Old Orchard                              Davison, MI                     210       2,842       3,052      1,611      1988(A)
One Hundred Oaks                         Fultondale, AL                  345       1,896       2,241        220      2/1/97(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                       Cost Capitalized
                                                                                                           Subsequent
                                                                                                           Acquisition
                                                                            Initial Cost to Company      (Improvements)
                                                                            --------------------------------------------------------
                                                                           Building &            Building &
Community                  Location               Encumbrance   Land       Fixtures     Land     Fixtures    Land
------------------------------------------------------------------------------------------------------------------------------------
Orange Lake                Clermont, FL                             246         85         1    2,092       247       2,177
Orion                      Orion Township, MI                       422        198       721    4,948     1,143       5,146
Palm Beach Colony          West Palm Beach, FL                      691      1,962         -      189       691       2,151

Paradise Village           Albany, GA                   487         340        918         -       21        340         939
Pedaler's Pond             Lake Wales, FL                           350        285         -    2,336        350       2,621

Pendleton                  Indianapolis, IN             628         122        964         -       18        122         982
Pine Lakes Ranch           Thornton,CO                            2,463     10,379        34      521      2,497      10,900
Pinecrest Village          Shreveport, LA                            93        719         -      497         93       1,216

Pinellas Cascades          Clearwater, FL             2,148       1,747      2,313         -       33      1,747       2,346
Pinewood                   Columbus, MI                           1,242     10,070        57      372      1,299      10,442
Pleasant Ridge             Lansing, MI                              915      3,898         -      106        915       4,004

Presidents Park            Grand Forks, ND                          258      1,283         -       99        258       1,382
Redwood Estates            Thornton,CO                            2,473     10,044         -      118      2,473      10,162
Regency Lakes              Winchester, VA                         1,176      3,705         -    1,712      1,176       5,417

Riverview                  Portland, OR               1,415         537      1,942         -       67        537       2,009

Rolling Hills              Louisville, KY               729         342      1,034         -       15        342       1,049
Rosemount Woods            Minneapolis/St. Paul, MN                 475      4,297         -       61        475       4,358
Royal Estates              Kalamazoo, MI                          1,015      2,475         -       45      1,015       2,520
Saddlebrook                N. Charleston, SC                      1,284      5,497         -       75      1,284       5,572

Science City               Midland, MI                1,482         870      1,760         -       75        870       1,835
Shady Lane                 Clearwater, FL                           324      1,574         -        -        324       1,574
Shady Oaks                 Clearwater, FL                           750      6,967         -       23        750       6,990
Shady Village              Clearwater, FL                           468      3,179         -        -        468       3,179

Shenandoah                 Boise, ID                                443      2,528         -      220        443       2,748
Sherwood                   Marion, IN                               264      1,175       240      276        504       1,451

Skyway                     Indianapolis, IN           1,196         178      1,366         -       91        178       1,457

Southwind                  Naples, FL                 2,594       1,476      3,463         -      116      1,476       3,579
Spring Brook               Utica, MI                  4,693       1,209     10,928         -       84      1,209      11,012
Springfield Farms          Brookline, MO                          1,698      2,157         -    1,757      1,698       3,914
Starlight Ranch            Orlando, FL                            5,597      8,859         -      211      5,597       9,070

Stonegate, LA              Shreveport, LA               450         160        642         -      102        160         744
Sun Valley                 Jackson, MI                              606      2,514         9       46        615       2,560
Swan Creek                 Ann Arbor, MI                            882      9,709         -       31        882       9,740
Tarpon Glen                Clearwater, FL                           510      2,893         -       50        510       2,943

Terrace Heights            Dubuque, IA                1,671         919      2,413         -       43        919       2,456
The Colony                 Rancho Mirage, CA                      2,259      4,745       157    2,259      4,902       7,161
                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation Acquisition  (A)
-----------------------------------------------------------------------------------------------------------------------------------
Orange Lake                              Clermont, FL                 247       2,177        2,424       1,112        1988(A)
Orion                                    Orion Township, MI         1,143       5,146        6,289       3,147        1986(A)
Palm Beach Colony                        West Palm Beach, FL          691       2,151        2,842         803        1983(A)

Paradise Village                         Albany, GA                   340         939        1,279         130        08/25/93(A)
Pedaler's Pond                           Lake Wales, FL               350       2,621        2,971       1,310        1990(A)

Pendleton                                Indianapolis, IN             122         982        1,104         127        08/25/93(A)
Pine Lakes Ranch                         Thornton,CO                2,497      10,900       13,397       1,427        2/1/97(A)
Pinecrest Village                        Shreveport, LA                93       1,216        1,309         155        2/1/97(A)

Pinellas Cascades                        Clearwater, FL             1,747       2,346        4,093         303        08/25/93(A)
Pinewood                                 Columbus, MI               1,299      10,442       11,741         901        1998(A)
Pleasant Ridge                           Lansing, MI                  915       4,004        4,919         360        1998(A)

Presidents Park                          Grand Forks, ND              258       1,382        1,640         183        01/01/94(A)
Redwood Estates                          Thornton,CO                2,473      10,162       12,635       1,394        2/1/97(A)
Regency Lakes                            Winchester, VA             1,176       5,417        6,593         614        2/1/97(A)

Riverview                                Portland, OR                 537       2,009        2,546         265        08/25/93(A)

Rolling Hills                            Louisville, KY               342       1,049        1,391         145        08/25/93(A)
Rosemount Woods                          Minneapolis/St. Paul, MN     475       4,358        4,833         942        1994(A)
Royal Estates                            Kalamazoo, MI              1,015       2,520        3,535         345        08/25/93(A)
Saddlebrook                              N. Charleston, SC          1,284       5,572        6,856         506        1998(A)

Science City                             Midland, MI                  870       1,835        2,705         248        08/25/93(A)
Shady Lane                               Clearwater, FL               324       1,574        1,898         143        1998(A)
Shady Oaks                               Clearwater, FL               750       6,990        7,740         626        1998(A)
Shady Village                            Clearwater, FL               468       3,179        3,647         115        1998(A)

Shenandoah                               Boise, ID                    443       2,748        3,191         336        05/06/94(A)
Sherwood                                 Marion, IN                   504       1,451        1,955          90        1998(A)

Skyway                                   Indianapolis, IN             178       1,457        1,635         186        08/25/93(A)

Southwind                                Naples, FL                 1,476       3,579        5,055         470        08/25/93(A)
Spring Brook                             Utica, MI                  1,209      11,012       12,221         990        1998(A)
Springfield Farms                        Brookline, MO              1,698       3,914        5,612         385        2/1/97(A)
Starlight Ranch                          Orlando, FL                5,597       9,070       14,667       1,206        2/1/97(A)

Stonegate, LA                            Shreveport, LA               160         744          904          81        08/25/93(A)
Sun Valley                               Jackson, MI                  615       2,560        3,175         234        1998(A)
Swan Creek                               Ann Arbor, MI                882       9,740       10,622         868        1998(A)
Tarpon Glen                              Clearwater, FL               510       2,943        3,453         110        1998(A)

Terrace Heights                          Dubuque, IA                  919       2,456        3,375         332        08/25/93(A)
The Colony                               Rancho Mirage, CA          2,259       4,902        7,161         614        09/02/94(A)

                            CP LIMITED PARTNERSHIP
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                       Cost Capitalized
                                                                                                           Subsequent
                                                                                                           Acquisition
                                                                            Initial Cost to Company      (Improvements)
                                                                            --------------------------------------------------------
                                                                           Building &            Building &
Community                  Location               Encumbrance   Land       Fixtures     Land     Fixtures    Land
------------------------------------------------------------------------------------------------------------------------------------
The Glen                   Rockland, MA                           261           252       -        612
The Homestead              McAllen, TX                581         100           742       -        216
The Orchard                Sanat Rosa, CA                       2,795         6,363       -         37
Torrey Hills               Flint, MI                              346           205      50      4,448
Town & Country, FL         Orlando, FL                454         245           896       -         18
Trails End                 Weslaco, TX                            260         1,804       -        129
Twenty Nine Pines          St. Paul, MN                           317         2,871       -         37
Twin Pines                 Goshen, IN               1,068         197         1,934       -        123
Valley Vista               Grand Rapids, MI         1,566         411         2,791       -         85
Vance                      Columbus, OH               664         200           993       -         69
Villa                      Flint, MI                              135           332      (7)     2,780
Westbrook                  Detroit, MI                            190         2,451     534      3,415
Whispering Pines           Clearwater, FL           4,125       4,208         4,071       -        219
Willo Arms                 Cleveland, OH            1,547         473         2,146       -         49
Winter Haven Oaks          Winter Haven, FL                       490           705     362      1,330
Winter Paradise RV         Hudson, FL                             300         1,593       -         38
Woodlake                   Greensboro, NC                         924         6,311       -         60
Yankee Springs             Grand Rapids, MI                       948         5,360      78        686
Yorktowne                  Sharonville, OH                      2,130         6,311       -        301

Difference between allocated
   purchase price and historical cost
   of properties acquired in the
   ROC Acquistion                                    959        178,279       179,238        28,898
                                                 150,784        904,666     1,055,450       192,015
                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                              ----------------------------------------      Date of
                                                              Building &                  Accumulated       Construction (C)
Community                   Location               Land       Fixtures        Total       Depreciation      Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
The Glen                    Rockland, MA             261            864         1,125            48         11/5/97(A)
The Homestead               McAllen, TX              100            958         1,058           120         2/1/97(A)
The Orchard                 Sanat Rosa, CA         2,795          6,400         9,195           767         08/29/94(A)
Torrey Hills                Flint, MI                396          4,653         5,049         2,812         1987(A)
Town & Country, FL          Orlando, FL              245            914         1,159           115         08/25/93(A)
Trails End                  Weslaco, TX              260          1,933         2,193           238         05/06/94(A)
Twenty Nine Pines           St. Paul, MN             317          2,908         3,225           641         1994(A)
Twin Pines                  Goshen, IN               197          2,057         2,254           274         08/25/93(A)
Valley Vista                Grand Rapids, MI         411          2,876         3,287           235         1998(A)
Vance                       Columbus, OH             200          1,062         1,262           114         08/25/93(A)
Villa                       Flint, MI                128          3,112         3,240         2,329         1984(A)
Westbrook                   Detroit, MI              724          5,866         6,590           452         1996(C)
Whispering Pines            Clearwater, FL         4,208          4,290         8,498           469         08/25/93(A)
Willo Arms                  Cleveland, OH            473          2,195         2,668           299         08/25/93(A)
Winter Haven Oaks           Winter Haven, FL         852          2,035         2,887         1,109         1988(A)(C)
Winter Paradise RV          Hudson, FL               300          1,631         1,931            63         1998(A)
Woodlake                    Greensboro, NC           924          6,371         7,295           575         1998(A)
Yankee Springs              Grand Rapids, MI       1,026          6,046         7,072           491         1998(A)
Yorktowne                   Sharonville, OH        2,130          6,612         8,742           906         2/1/97(A)

Difference between allocated
   purchase price and historical cost
   of properties acquired in the
   ROC Acquistion                                    959        178,279       179,238        28,898
                                                 150,784        904,666     1,055,450       192,015

                                 SCHEDULE III
                                   Continued


                            CP LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                                    _______


The changes in total real estate for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                1999          1998        1997
                                                             -----------  -----------  ---------

Balance, beginning of year                                   $ 1,026,509  $   836,175  $ 300,631
Acquisitions                                                      14,808      172,422    525,625
Improvements                                                      25,105       21,486     13,250
Dispositions and other                                           (10,972)      (3,574)   ( 3,331)
                                                             -----------  -----------  ---------

Balance, end of year                                         $ 1,055,450  $ 1,026,509  $ 836,175
                                                             ===========  ===========  =========

The change in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                1999          1998        1997
                                                             -----------  -----------  ---------

Balance, beginning of year                                   $   151,260  $   112,314  $  81,293
Depreciation for the year                                         41,422       39,213     31,103
Dispositions and other                                              (667)        (267)       (82)
                                                             -----------  -----------  ---------

Balance, end of year                                         $   192,015  $   151,260  $ 112,314
                                                             ===========  ===========  =========