Form 10-Q
period 2000-03-31
CP LTD PARTNERSHIP
filed 2000-05-15
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

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

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2000 and 1999                            1
          Condensed Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999                                           2
          Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000 and 1999              3
          Notes to Condensed Consolidated Financial Statements             4-6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        11

PART II.  OTHER INFORMATION                                               12-18


SIGNATURES                                                                  19

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)



                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------      --------
Revenues:
 Rental income                                          $  46,205      $ 44,170
 Management fee, interest and other income                  2,644         1,438
                                                        ---------      --------
                                                           48,849        45,608
Expenses:
 Property operating and maintenance                        12,361        12,092
 Real estate taxes                                          3,334         3,206
 Depreciation and amortization                             10,805        10,323
 Administrative                                             2,561         2,072
 Interest and related amortization                          8,481         7,962
                                                        ---------      --------
                                                           37,542        35,655
                                                        ---------      --------
Income before loss on sale of property                     11,307         9,953
Loss on sale of property                                        -          (336)
                                                        ---------      --------

Net Income                                                 11,307         9,617

 Less distribution to Preferred OP Unitholders              1,523         1,523
                                                        ---------      --------

 Net income attributable to common
   OP Unitholders                                       $   9,784      $  8,094
                                                        ---------      --------

Net income attributable to common OP Unitholders:

 General Partner                                        $   8,659      $  7,184
 Limited Partners                                           1,125           910
                                                        ---------      --------
                                                        $   9,784      $  8,094
                                                        ---------      --------

Per OP Unit information:

 Basic earnings per OP Unit                             $     .30      $    .26
                                                        =========      ========

 Diluted earnings per OP Unit                           $     .30      $    .26
                                                        =========      ========

 Distribution declared per common
    OP Units outstanding                                $    .515      $   .485
                                                        =========      ========

 Weighted average common
    OP Units outstanding - basic                           32,199        31,502
                                                        =========      ========


   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)





                                                         March 31,     December 31,
            ASSETS                                         2000           1999
                                                        ----------     ------------
Rental property:
  Land                                                  $  138,467     $    135,811
  Land and improvements for expansion sites                 25,419           23,320
  Depreciable property                                     899,426          896,319
                                                        ----------     ------------
                                                         1,063,312        1,055,450
     Less accumulated depreciation                         202,821          192,015
                                                        ----------     ------------

     Net rental property                                   860,491          863,435

Cash and cash equivalents                                      126              348
Rents, notes and other receivables                          14,759           11,742
Investment in and advances to affiliates                   100,366           97,761
Prepaid expenses and other assets                           11,811            8,387
                                                        ----------     ------------

       Total assets                                     $  987,553     $    981,673
                                                        ----------     ------------

             LIABILITIES

Debt                                                    $  471,091     $    452,556
Accrued interest payable                                     6,612            5,284
Accounts payable and accrued expenses                       14,094           17,688
Rents received in advance and security deposits              9,286            7,044
Distributions payable                                       17,545           16,139
                                                        ----------     ------------

       Total liabilities                                   518,628          498,711


           PARTNERS' CAPITAL,

Unlimited authorized units; 32,111,910 and 32,130,598
  Common OP units outstanding at March 31, 2000 and
   December 31, 1999, respectively; 1,500,000 Preferred
   OP Units outstanding at March 31, 2000 and December
   31, 1999, respectively
     General partner                                       349,084          361,820
     Limited partners                                       46,884           48,185
     Preferred OP Units, Series A                           72,957           72,957
                                                        ----------     ------------

       Total partners' capital                             468,925          482,962
                                                        ----------     ------------

        Total liabilities and partners' capital         $  987,553     $    981,673
                                                        ==========     ============




   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)






                                                             Three Months Ended
                                                                 March 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Cash Flows from Operating Activities:
 Net income                                                  $ 11,307   $  9,617
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on sale of property                                          -        336
  Depreciation and amortization                                10,805     10,323
  Amortization of debt issuance costs                             149        226
  Increase in operating assets                                 (1,455)    (2,838)
  (Decrease) increase in operating liabilities                    (25)     1,969
                                                             --------   --------

    Net cash provided by operating activities                  20,781     19,633

Cash flows from financing activities:
 Borrowings on the line of credit                              35,317      9,711
 Payments on the line credit                                  (71,114)    (1,000)
 Payoff of mortgages and other debt                           (75,000)    (7,789)
 Mortgage principal payments                                     (441)      (386)
 Distributions to OP Unitholders                              (16,657)   (15,839)
 OP Units reacquired and retired                              (10,805)         -
 Proceeds from the issuance of debt                           130,000          -
 Payment of debt issuance costs                                (1,200)         -
 Other financing activities                                       729        481
                                                             --------   --------

    Net cash used in financing activities                      (9,171)   (14,822)

Cash flows from investing activities:
 Acquisition of rental properties                              (1,893)      (761)
 Additions to rental property                                  (5,934)    (2,408)
 Disposition of rental property                                     -      2,983
 Other investing activities                                    (1,400)         -
 Investment in and advances to joint ventures/affiliates       (2,605)    (4,757)
                                                             --------   --------

    Net cash used in investing activities                     (11,832)    (4,943)
                                                             --------   --------

Decrease in cash and cash equivalents                            (222)      (132)
Cash and cash equivalents, beginning of period                    348        450
                                                             --------   --------
Cash and cash equivalents, end of period                     $    126   $    318
                                                             ========   ========

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection
 with acquisitions/development                               $    261   $    686
                                                             ========   ========


   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:
    ----------------------

    The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Certain reclassifications of prior year data have been made to conform with current year presentation. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Chateau Communities, Inc. ("Chateau"), a Real Estate Investment Trust ("REIT") is the sole general partner of the Company.

2.  Rental Property
    ---------------

    On February 1, 2000, the Company purchased a manufactured home community located in Pelham, Alabama with 115 homesites for a purchase price of approximately $1.7 million.

3.  Equity Transactions:
    --------------------

    On February 29, 2000, Chateau announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first quarter, Chateau repurchased 432,200 shares for approximately $10.8 million and the Company repurchased a like number of OP Units from Chateau.

    On February 24, 2000, the Company declared a cash distribution of $.515 per OP Unit to OP Unitholders of record as of March 31, 2000. The distribution was paid on April 14, 2000, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2000.

    On December 3, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of December 27, 1999. The distribution was paid on January 17, 2000, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1999.

                             CP LIMITED PARTNERSHIP

                                   __________

3.  Equity Transactions Continued:
    ------------------------------




(In thousands, except per OP Unit data)                                                   For the three months ended
                                                                                                   March 31,
                                                                                          -------------------------------
                                                                                           2000                     1999
                                                                                          -------                 -------
Basic EPS:
  Income                                                                                  $ 9,784                 $ 8,094
                                                                                          =======                 =======

  Weighted average common OP Units - basic                                                 32,199                  31,502
                                                                                          =======                 =======
  Per OP Unit - basic                                                                     $  0.30                 $   .26
                                                                                          =======                 =======
Diluted EPS:
  Income                                                                                  $ 9,784                 $ 8,094
                                                                                          =======                 =======

  Weighted average common OP Units outstanding                                             32,199                  31,502

  Dilutive Chateau stock options                                                               69                     186
                                                                                          -------                 -------

  Weighted average common OP
     Units - assuming dilution                                                             32,268                  31,688
                                                                                          =======                 =======

  Per OP Unit - assuming dilution                                                         $  0.30                 $  0.26
                                                                                          =======                 =======

(1)  Represents net income less the income allocated to the Preferred OP Units.

                            CP LIMITED PARTNERSHIP

4.   Financing:
     ----------

     The following table sets forth certain information regarding debt of the Company at March 31, 2000.





                                Weighted Average
     Dollars in thousands:        Interest Rate   Maturity Date  Principal Balance
                                ----------------  -------------  -----------------

     Fixed Rate Mortgage Debt             7.62 %      2000-2011           $105,538
     Unsecured Senior Notes               7.41 %      2003-2005            270,000
     Unsecured Short-term Note            7.35 %           2000             30,000
     Unsecured Lines of Credit            6.95 %              -             61,520
     Other notes payable                      -               -              4,033
                                                                          --------

                                                                          $471,091
                                                                          ========

     On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

     On February 17, 2000, the Company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which will lower the effective yield on the above 8.5% unsecured notes by 30 basis points.

     The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three months ended March 31, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                  Core Portfolio                                  Total
                                            ---------------------------                 -------------------------
                                             2000                1999                    2000              1999
                                            -------             -------                 -------           -------
Dollars in thousands, except per site

As of March 31,
Number of communities                           163                 163                     165               164
Total manufactured homesites                 51,135              50,781                  51,862            51,076
Occupied sites                               46,724              46,846                  47,367            47,110
Occupancy %                                    91.4%               92.3%                   91.3%             92.2%


For the three months ended March 31,
Rental income                               $45,796             $43,854                 $46,205           $44,170
Property operating expenses                 $15,530             $15,166                 $15,695           $15,298
Net operating income                        $30,266             $28,688                 $30,510           $28,872
Weighted average monthly rent per           $   313             $   299                 $   311           $   299
 site


Comparison of three months ended March 31, 2000 to three months ended March 31, 1999

For the three months ended March 31, 2000, net income was $11,307,000, an increase of $1,690,000 from the three months ended March 31, 1999. The increase was due primarily to increased net operating income from the Core Portfolio.
The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended March 31, 2000 was $46,205,000, an increase of $2,035,000 from the three months ended March 31, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the three months ended March 31, 2000 was 47,391 sites compared with 47,055 sites for the same period in 1999. The occupancy rate was 91.3 percent on 51,862 sites as of March 31, 2000, compared to 92.2 percent on 51,076 sites as of March 31, 1999. The occupancy rate on the stabilized portfolio was 93.1 percent as of March 31, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2000 was $311 compared with $299 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2000 was $313 compared with $299 for the same period in 1999, an increase of
4.4 percent.

Management fee, interest and other income primarily includes management and transaction fee income for the management of 44 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase of $1,206,000 in the three months ended March 31, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects and increased management and transaction fee income.

Property operating and maintenance expense for the three months ended March 31, 2000 increased by $269,000 or 2.2 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended March 31, 2000 increased by $489,000 from the same period a year ago. Administrative expense in the first quarter of 2000 was 5.2 percent of revenues as compared to 4.5 percent in 1999.

Depreciation and amortization expense for the three months ended March 31, 2000 increased $482,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2000 remained relatively unchanged from 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $20,781,000 for the three months ended March 31, 2000, compared with $19,633,000 for the three months ended March 31, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the three months ended March 31, 2000 was $9,171,000. This was due primarily to $16,657,000 in distributions paid to OP Unitholders in the first quarter of 2000, the repurchasing of OP Units for $10,805,000, the payoff of $75 million of Unsecured Senior Notes and net borrowings of $35,797,000 on the Company's lines of credit. These uses were offset partially by the issuance of $100 million of Unsecured Senior Notes and a $30 million short-term note.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 29, 2000, Chateau announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first quarter, Chateau repurchased 432,200 shares for approximately $10.8 million, and the Company repurchased a like number of OP Units from Chateau.

Net cash used in investing activities for the three months ended March 31, 2000 was $11,832,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the three months ended March 31, 2000, acquisition costs were $1.9 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $3.9 million, recurring property capital expenditures were approximately $1.1 million, and advances to joint ventures and affiliates, including construction costs were $2.6 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of March 31, 2000, approximately $62 million was outstanding under the Credit Facilities and the Company had available $45 million in additional borrowing capacity.

As of March 31, 2000, the Company had outstanding, in addition to the Credit Facilities, $270 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.4 percent and 4.5 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and maturity of 7.6 percent and 1.5 years, respectively, and an unsecured short-term note of $30 million, with an interest rate of 7.35 percent, and maturity in August 2000. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 3.7 years, respectively.

The Company has another $86 million of debt maturing in 2000, which it expects to repay with the proceeds from the issuance of secured or unsecured debt depending on the current market conditions.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient cash from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including distributions, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:


                                                For the Quarter
                                                 ended March 31
                                                ----------------
                                                  2000     1999
                                                -------  -------

Net Income                                      $11,307  $ 9,617

Plus:
    Depreciation and amortization                10,805   10,323
    Loss on sale of property                          -      336

Less:
    Depreciation expense on corporate assets         91       65
    Distribution on Preferred OP Units            1,523    1,523
                                                -------  -------
FFO                                             $20,498  $18,688
                                                =======  =======

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of March 31, 2000.

                                                                                            Weighted
                                                                                            Average
                                                          Amount of         Percent of      Interest       Maturity
                                                        Indebtedness       Total Debt         Rate           Date
                                                      ---------------     ------------     ----------      ----------
(dollars in thousands)
Mortgage Debt:
Del Tura                                                  $ 31,268              6.7%          8.40%            2000
Other (8 properties)                                        19,536              4.2%          7.68%          2002-2011
Pacific Life (36 properties)                                54,734             11.7%          7.16%            2000
                                                          --------             ----           ----

   Total Mortgage                                          105,538             22.6%          7.62%

Unsecured Debt:

Unsecured Senior Notes                                      70,000             15.0%          7.52%            2003
Unsecured Senior Notes                                     100,000             21.4%          6.44%            2004
Unsecured Senior Notes                                     100,000             21.4%          8.30%            2005
                                                          --------             ----           ----

   Total Unsecured                                         270,000             57.8%          7.41%
                                                          --------             ----           ----
   Total Fixed Rate                                        375,538             80.4%          7.47%

Variable Rate Debt:
Unsecured Short-Term Note                                   30,000              6.4%          7.35%            2000
Credit Facilities                                           61,520             13.2%          6.95%
                                                          --------             ----           ----
    Total Variable Debt                                     91,520             19.6%          7.15%

   Total Secured and Unsecured Debt                       $467,058
                                                          ========

Based on the amount outstanding under the Credit Facilities at March 31, 2000 of $61,520,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the three months ended March 31, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $154,000.

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

The following table sets forth certain information, as of March 31, 2000, regarding the Properties.


*  These properties are included in the Active Expansion Portfolio.



                                          Location             Total        Total Number   Occupancy as of      Weighted Average
                                                                              of Sites                        Monthly Rent per Site
          Community         State (Closest Major City)       Communities       3/31/00          3/31/00              3/31/00
 ----------------------------------------------------------------------------------------------------------------------------------
   100 Oaks                  AL     Fultondale                                    230               92%               $    214
   Lakewood                  AL     Montgomery                                    310               80%               $    177
   Green Park South          AL     Montgomery                                    417               95%               $    255
              Total Alabama                                         3             957               89%               $    220
   Bermuda Palms             CA     Palm Springs                                  185               97%               $    355
   Eastridge                 CA     San Jose                                      187               99%               $    660
   La Quinta Ridge           CA     Palm Springs                                  152               95%               $    406
   The Colony                CA     Palm Springs                                  220               97%               $    631
   The Orchard               CA     San Francisco                                 233              100%               $    602
           Total California                                         5             977               98%               $    542
   CV-Denver                 CO     Denver                                        345               94%               $    377
   CV-Longmont               CO     Longmont                                      310               99%               $    387
   Friendly Village          CO     Greeley                                       226              100%               $    292
   Pine Lakes Ranch          CO     Denver                                        762               98%               $    343
   Redwood Estates           CO     Denver                                        753               98%               $    349
             Total Colorado                                         5           2,396               98%               $    351
   Cedar Grove               CT     New Haven                                      60               98%               $    299
   Evergreen                 CT     New Haven                                     102               95%               $    303
   Green Acres               CT     New Haven                                      64               95%               $    298
   Highland                  CT     New Haven                                      50               94%               $    315
          Total Connecticut                                         4             276               96%               $    303
   Anchor North              FL     Tampa Bay                                      94               96%               $    270
   Audubon                   FL     Orlando                                       280               99%               $    268
   Colony Cove               FL     Sarasota                                    2,211              100%               $    354
   Conway Circle             FL     Orlando                                       111               95%               $    307
   Crystal Lake              FL     St. Petersburg                                166               90%               $    271
*  Crystal Lakes             FL     Tampa                                         330               56%               $    156
   CV-Jacksonville           FL     Jacksonville                                  643               92%               $    311
   Del Tura                  FL     Fort Myers                                  1,344               88%               $    420
   Eldorado Estates          FL     Daytona Beach                                 126               98%               $    272



                                          Location             Total        Total Number   Occupancy as of      Weighted Average
                                                                              of Sites                        Monthly Rent per Site
          Community         State (Closest Major City)       Communities       3/31/00          3/31/00              3/31/00
 ----------------------------------------------------------------------------------------------------------------------------------
   Emerald Lake              FL     Fort Myers                                    201              100%               $    295
   Fairways Country Club     FL     Orlando                                     1,141               99%               $    302
*  Foxwood Farms             FL     Orlando                                       375               77%               $    209
   Hidden Valley             FL     Orlando                                       303               99%               $    312
   Indian Rocks              FL     Clearwater                                    148               68%               $    259
   Jade Isle                 FL     Orlando                                       101               97%               $    317
   Lakeland Harbor           FL     Tampa                                         504              100%               $    257
   Lakeland Junction         FL     Tampa                                         191              100%               $    201
   Lakes at Leesburg         FL     Orlando                                       640              100%               $    291
   Land O' Lakes             FL     Orlando                                       173               99%               $    260
   Midway Estates            FL     Vero Beach                                    204               75%               $    362
   Oak Springs               FL     Orlando                                       438               73%               $    252
   Orange Lake               FL     Orlando                                       242               96%               $    259
   Palm Beach Colony         FL     West Palm Beach                               285               92%               $    313
   Pedaler's Pond            FL     Orlando                                       214               85%               $    205
   Pinellas Cascades         FL     Clearwater                                    238               92%               $    381
   Shady Lane                FL     Clearwater                                    108               94%               $    272
   Shady Oak                 FL     Clearwater                                    250               97%               $    330
   Shady Village             FL     Clearwater                                    156               95%               $    288
   Southwind Village         FL     Naples                                        338               92%               $    314
   Starlight Ranch           FL     Orlando                                       783               95%               $    307
   Tarpon Glen               FL     Clearwater                                    170               87%               $    308
   Town & Country            FL     Orlando                                        73               97%               $    324
   Whispering Pines          FL     Clearwater                                    392               96%               $    362
   Winter Haven Oaks         FL     Orlando                                       343               52%               $    214
             Total Florida                                         34          13,316               92%               $    310
   Atlanta Meadows           GA     Atlanta                                        75               99%               $    236
*  Butler Creek              GA     Augusta                                       376               82%               $    195
   Camden Point              GA     Kingsland                                     268               60%               $    160
   Castlewood Estates        GA     Atlanta                                       334               85%               $    339
   Colonial Coach Estates    GA     Atlanta                                       481               87%               $    294
   Golden Valley             GA     Atlanta                                       131               95%               $    258
   Landmark                  GA     Atlanta                                       524               94%               $    284
   Marnelle                  GA     Atlanta                                       205               96%               $    277
   Oak Grove Estates         GA     Albany                                        174               94%               $    140
   Paradise Village          GA     Albany                                        226               83%               $    152
             Total Georgia                                         10           2,794               86%               $    246
   Lakewood Estates          IA     Davenport                                     180               92%               $    251
   Terrace Heights           IA     Dubuque                                       317               95%               $    260
             Total Iowa                                             2             497               94%               $    257
   Coach Royale              ID     Boise                                          91               98%               $    287
   Maple Grove Estates       ID     Boise                                         270               93%               $    301
   Shenandoah Estates        ID     Boise                                         154               96%               $    290
             Total Idaho                                            3             515               95%               $    295
   Falcon Farms              IL     Moline                                        215               92%               $    233
   Maple Ridge               IL     Kankakee                                       75              100%               $    261
   Maple Valley              IL     Kankakee                                      201              100%               $    261
             Total Illinois                                         3             491               96%               $    248
*  Broadmore                 IN     South Bend                                    356               87%               $    247
   Forest Creek              IN     South Bend                                    167               99%               $    301



                                          Location             Total        Total Number   Occupancy as of      Weighted Average
                                                                              of Sites                        Monthly Rent per Site
          Community         State (Closest Major City)       Communities       3/31/00          3/31/00              3/31/00
 ----------------------------------------------------------------------------------------------------------------------------------
*  Fountainvue               IN     Marion                                        120               90%               $    161
   Hickory Knoll             IN     Indianapolis                                  326               98%               $    303
   Mariwood                  IN     Indianapolis                                  296               93%               $    302
   Oak Ridge                 IN     South Bend                                    204               98%               $    255
   Pendleton                 IN     Indianapolis                                  102               96%               $    223
   Sherwood                  IN     Marion                                         89               74%               $    152
   Skyway                    IN     Indianapolis                                  156               95%               $    306
   Twin Pines                IN     Goshen                                        238               97%               $    236
        Total Indiana                                              10           2,054               93%               $    262
   Mosby's Point             KY     Cincinnati                                    150               97%               $    300
   Rolling Hills             KY     Louisville                                    158               94%               $    213
        Total Kentucky                                              2             308               95%               $    255
   Pinecrest Village         LA     Shreveport                                    445               72%               $    159
   Stonegate, LA             LA     Shreveport                                    157               94%               $    178
        Total Louisiana                                             2             602               78%               $    164
   Hillcrest                 MA     Boston                                         83               96%               $    320
   Leisurewoods Rockland     MA     Boston                                        394               99%               $    317
*  Leisurewoods Taunton      MA     Boston                                        182               81%               $    292
   The Glen                  MA     Boston                                         36              100%               $    399
        Total Massachusetts                                         4             695               94%               $    315
   Algoma Estates            MI     Grand Rapids                                  308               91%               $    302
*  Anchor Bay                MI     Detroit                                     1,384               96%               $    349
   Arbor Village             MI     Jackson                                       266               97%               $    250
   Avon                      MI     Detroit                                       617               99%               $    406
   Canterbury Estates        MI     Grand Rapids                                  290               57%               $    251
   Chesterfield              MI     Detroit                                       345               97%               $    368
   Chestnut Creek            MI     Flint                                         221               77%               $    278
   Clinton                   MI     Detroit                                     1,000               97%               $    369
   Colonial Acres            MI     Kalamazoo                                     612               95%               $    293
   Colonial Manor            MI     Kalamazoo                                     195               95%               $    280
   Country Estates           MI     Grand Rapids                                  254               93%               $    277
   Cranberry                 MI     Pontiac                                       232               98%               $    362
   Ferrand Estates           MI     Grand Rapids                                  420               97%               $    337
*  Forest Lake Estates       MI     Grand Rapids                                  221               80%               $    283
*  Grand Blanc               MI     Flint                                         478               87%               $    331
   Holiday Estates           MI     Grand Rapids                                  205               98%               $    324
   Howell                    MI     Lansing                                       455               97%               $    374
   Huron Estates             MI     Flint                                         111               83%               $    221
   Lake in the Hills         MI     Detroit                                       238              100%               $    385
*  Leonard Gardens           MI     Grand Rapids                                  271               77%               $    276
   Macomb                    MI     Detroit                                     1,426               98%               $    374
   Norton Shores             MI     Grand Rapids                                  656               86%               $    256
   Novi                      MI     Detroit                                       725               95%               $    414
   Oakhill                   MI     Flint                                         504               89%               $    359
   Old Orchard               MI     Flint                                         200               99%               $    329
   Orion                     MI     Detroit                                       423               97%               $    347
   Pinewood                  MI     Columbus                                      380               98%               $    307
   Pleasant Ridge            MI     Lansing                                       305               79%               $    228
   Royal Estates             MI     Kalamazoo                                     183               93%               $    322
   Science City              MI     Midland                                       171               95%               $    292




                                          Location             Total        Total Number   Occupancy as of      Weighted Average
                                                                              of Sites                        Monthly Rent per Site
          Community         State (Closest Major City)       Communities       3/31/00          3/31/00              3/31/00
 ----------------------------------------------------------------------------------------------------------------------------------
   Springbrook               MI     Utica                                         398               96%               $    337
   Sun Valley                MI     Jackson                                       197               96%               $    249
   Swan Creek                MI     Ann Arbor                                     294               99%               $    345
*  The Highlands             MI     Flint                                         683               90%               $    305
   Torrey Hills              MI     Flint                                         346               95%               $    349
   Valley Vista              MI     Grand Rapids                                  137               91%               $    325
   Villa                     MI     Flint                                         319               94%               $    346
*  Westbrook                 MI     Detroit                                       299               65%               $    370
   Yankee Spring             MI     Grand Rapids                                  284               92%               $    252
       Total Michigan                                              39          16,053               93%               $    333
   Cedar Knolls              MN     Minneapolis                                   458               97%               $    404
   Cimmaron                  MN     St. Paul                                      505               99%               $    403
   Rosemount                 MN     Minneapolis/St. Paul                          182              100%               $    389
   Twenty-Nine Pines         MN     St. Paul                                      152               91%               $    317
       Total Minnesota                                              4           1,297               97%               $    391
*  Springfield Farms         MO     Springfield                                   134               75%               $    177
       Total Missouri                                               1             134               75%               $    177
   Countryside Village G.F.  MT     Great Falls                                   226               98%               $    202
       Total Montana                                                1             226               98%               $    202
   Autumn Forest             NC     Greensboro                                    299               90%               $    229
   Foxhall Village           NC     Raleigh                                       315               93%               $    276
   Oakwood Forest            NC     Greensboro                                    481               85%               $    263
   Woodlake                  NC     Greensboro                                    308               96%               $    239
       Total North Carolina                                         4           1,403               91%               $    247
   Buena Vista               ND     Fargo                                         400               96%               $    270
   Columbia Heights          ND     Grand Forks                                   302               99%               $    282
   President's Park          ND     Grand Forks                                   174               86%               $    231
   Meadow Park               ND     Fargo                                         117               94%               $    208
       Total North Dakota                                           4             993               92%               $    250
   Casual Estates            NY     Syracuse                                      961               68%               $    321
   Meadowbrook               NY     Ithaca                                        237               65%               $    268
   Oak Orchard Estates       NY     Rochester                                     235               91%               $    288
   Shadybrook                NY     Syracuse                                       89               67%               $    321
       Total New York                                               4           1,522               71%               $    307
*  Hunter's Chase            OH     Lima                                          135               48%               $    171
   Vance                     OH     Columbus                                      110               95%               $    229
   Willo-Arms                OH     Cleveland                                     262              100%               $    205
   Yorktowne                 OH     Cincinnati                                    354               96%               $    330
       Total Ohio                                                   4             861               90%               $    254
   Crestview                 OK     Stillwater                                    237               84%               $    205
       Total Oklahoma                                               1             237               84%               $    205
   Knoll Terrace             OR     Salem                                         212               95%               $    359
   Riverview                 OR     Portland                                      133               99%               $    408
       Total Oregon                                                 2             345               97%               $    378
*  Carnes Crossing           SC     Summerville                                   535               97%               $    180
*  Conway Plantation         SC     Myrtle Beach                                  299               68%               $    181
   Saddlebrook               SC     Charleston                                    426               98%               $    202
       Total South Carolina                                         3           1,260               90%               $    188
*  Eagle Creek               TX     Tyler                                         198               59%               $    153





                                          Location             Total        Total Number   Occupancy as of      Weighted Average
                                                                              of Sites                        Monthly Rent per Site
          Community         State (Closest Major City)       Communities       3/31/00          3/31/00              3/31/00
 ----------------------------------------------------------------------------------------------------------------------------------
   Homestead Ranch           TX     McAllen                                       126               83%               $    221
   Leisure World             TX     Brownsville                                   201               92%               $    213
   The Homestead             TX     McAllen                                        99               96%               $    226
   Trail's End               TX     Brownsville                                   299               84%               $    208
           Total Texas                                              5             923               81%               $    201
*  Regency Lakes             VA     Winchester                                    384               77%               $    214
           Total Virginia                                           1             384               77%               $    214
   Eagle Point               WA     Seattle                                       230               98%               $    454
           Total Washington                                         1             230               98%               $    454
   Breazeale                 WY     Laramie                                       116               97%               $    242
           Total Wyoming                                            1             116               97%               $    242

   Totals                                                         162          51,862             91.3%               $    311


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits and Index of Exhibits
              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K
              The Company filed a Form 8-K on February 25, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 12th day of May, 2000.

                                              CP LIMITED PARTNERSHIP

                                              By:  CHATEAU COMMUNITIES



                                              By:   /s/ Tamara D. Fischer
                                                   -----------------------
                                                   Tamara D. Fischer
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer)