Form 10-Q
period 2000-06-30
CP LTD PARTNERSHIP
filed 2000-08-14
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934


                 For the quarterly period ended June 30, 2000
                                                -------------

                                      OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission file number         33-85492
                                             --------------------


                            CP LIMITED PARTNERSHIP
            (Exact name of Registrant as specified in its charter)



              MARYLAND                                     38-3140664
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                                                      Page Number
                                                                                                      -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 2000 and 1999                                                         1
          Condensed Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999                                                                           2
          Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999                                                                3
          Notes to Condensed Consolidated Financial Statements                                           4-6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                           7-11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      12


PART II.  OTHER INFORMATION                                                                            13-19


SIGNATURES                                                                                                20


                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)


                                                            Three Months Ended           Six Months Ended
                                                                  June 30                     June 30
                                                         -------------------------   -------------------------
                                                             2000          1999          2000          1999
                                                         ------------   ----------   ------------   ----------
Revenues:
 Rental income                                           $     46,190   $   44,119   $     92,395   $   88,289
 Interest income                                                2,290        1,394          4,468        2,637
 Management fee and other income                                2,294        1,324          2,760        1,519
                                                         ------------   ----------   ------------   ----------
                                                               50,774       46,837         99,623       92,445
Expenses:
  Property operating and maintenance                           12,930       12,482         25,291       24,574
  Real estate taxes                                             3,333        3,167          6,667        6,373
  Depreciation and amortization                                10,602       10,326         21,407       20,649
  Administrative                                                2,535        2,235          5,096        4,307
  Interest and related amortization                             8,767        8,127         17,248       16,089
                                                         ------------   ----------   ------------   ----------
                                                               38,167       36,337         75,709       71,992
                                                         ------------   ----------   ------------   ----------

Income before net gain on sales of properties                  12,607       10,500         23,914       20,453
Net gain on sales of properties                                     -        3,141              -        2,805
                                                         ------------   ----------   ------------   ----------

Net Income                                                     12,607       13,641         23,914       23,258

Less distributions to Preferred OP Unitholders                  1,524        1,524          3,047        3,047
                                                         ------------   ----------   ------------   ----------
Net income attributable to common OP Unitholders:        $     11,083   $   12,117   $     20,867   $   20,211
                                                         ============   ==========   ============   ==========

Net income attributable to common OP Unitholders:
  General Partner                                        $      9,827   $   10,771   $     18,484   $   17,953
  Limited Partners                                              1,256        1,346          2,383        2,258
                                                         ------------   ----------   ------------   ----------


                                                         $     11,083   $   12,117   $     20,867   $   20,211
                                                         ============   ==========   ============   ==========

OP Unit information
  Basic earnings per OP Unit                             $         35   $      .38   $        .65   $      .64
                                                         ============   ==========   ============   ==========


  Diluted earnings per OP Unit                           $        .34   $      .38   $        .65   $      .64
                                                         ============   ==========   ============   ==========


  Distribution declared per common
   OP Unit outstanding                                   $       .515   $     .485   $       1.03   $      .97
                                                         ============   ==========   ============   ==========


  Weighted average common OP Units
   outstanding - basic                                         28,458       28,078         28,477       28,020
                                                         ============   ==========   ============   ==========


  Weighted average common OP Units
   outstanding - assuming dilution                             32,143       31,748         32,189       31,716
                                                         ============   ==========   ============   ==========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)



                                                                            June 30,             December 31,
                  ASSETS                                                      2000                   1999
                                                                        -----------------      -----------------
Rental property:
 Land                                                                   $         138,472      $         135,811
 Land and improvements for expansion sites                                         31,265                 23,320
 Depreciable property                                                             905,297                896,319
                                                                        -----------------      -----------------
                                                                                1,075,034              1,055,450
  Less accumulated depreciation                                                   213,175                192,015
                                                                        -----------------      -----------------

  Net rental property                                                             861,859                863,435

Cash and cash equivalents                                                             272                    348
Rents, notes and other receivables                                                 18,608                 11,742
Investment in and advances to affiliates                                          105,776                 97,761
Prepaid expenses and other assets                                                  10,950                  8,387
                                                                        -----------------      -----------------

     Total assets                                                       $         997,465      $         981,673
                                                                        =================      =================

              LIABILITIES

Debt                                                                    $         486,900      $         452,556
Accrued interest payable                                                            4,632                  5,284
Accounts payable and accrued expenses                                              17,237                 17,688
Rents received in advance and security deposits                                     7,941                  7,044
Distributions payable                                                              17,498                 16,139
                                                                        -----------------      -----------------

     Total liabilities                                                            534,208                498,711


Partner's Capital, Unlimited authorized units;
  32,101,507 and 32,130,598 common OP Units outstanding at June 30, 2000 and December 31, 1999 respectively;
  1,500,000 Preferred OP Units outstanding at
  June 30, 2000 and December 31, 1999, respectively


     General Partner                                                              344,676                361,820
     Limited Partners                                                              45,624                 48,185
     Preferred OP Units, Series A                                                  72,957                 72,957
                                                                        -----------------      -----------------
     Total partners' capital                                                      463,257                482,962
                                                                        -----------------      -----------------
          Total liabilities and partners' capital                       $         997,465      $         981,673
                                                                        =================      =================



   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.
                            (DOLLARS IN THOUSANDS)



                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2000        1999
                                                            ---------   --------
Cash flows from operating activities:
 Net income                                                 $  20,867   $ 20,211
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Gain on sales of properties                                       -     (2,805)
  Depreciation and amortization                                21,407     20,649
  Amortization of debt issuance costs                             282        407
  Increase in operating assets                                 (5,720)    (4,153)
  (Decrease) increase in operating liabilities                   (206)      (460)
                                                            ---------   --------

    Net cash provided by operating activities                  36,630     33,849

Cash flows from financing activities:
 Borrowings on the line of credit                             168,376     43,201
 Payments on the line credit                                 (218,579)   (10,267)
 Payoff of mortgages and other debt                          (160,824)    (8,050)
 Mortgage principal payments                                     (705)      (703)
 Distributions to OP Unitholders                              (31,708)   (26,823)
 OP Units reacquired and retired                              (11,323)         -
 Proceeds from the issuance of debt                           245,295          -
 Payment of debt issuance costs                                  (447)         -
 Other financing activities                                       731      1,626
                                                            ---------   --------

    Net cash used in financing activities                      (9,184)    (1,016)

Cash flows from investing activities:
 Acquisition of rental properties                              (1,972)    (5,706)
 Additions to rental property                                 (15,064)    (7,659)
 Disposition of rental property                                     -      9,620
 Other investments                                             (2,471)         -
 Investment in and advances to joint ventures/affiliates       (8,015)   (22,795)
                                                            ---------   --------

    Net cash used in investing activities                     (27,522)   (26,540)
                                                            ---------   --------

Decrease in cash and cash equivalents                             (76)     6,293
Cash and cash equivalents, beginning of period                    348        450
                                                            ---------   --------
Cash and cash equivalents, end of period                    $     272   $  6,743
                                                            =========   ========

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection
 with acquisitions/development                              $     551   $    890
                                                            =========   ========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed consolidated financial statements of CP Limited Partnership (the "Company"), a real estate investment trust ("REIT"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Certain reclassifications of prior year data have been made to conform with current year presentation. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Chateau Communities, Inc ("Chateau"), a Real Estate Investment Trust ("REIT") is the sole general partner of the Company.

2.   Rental Property
     ---------------

     On February 1, 2000, the Company purchased a manufactured home community located in Pelham, Alabama with 115 homesites for a purchase price of approximately $1.7 million.

3.   Equity Transactions:
     -------------------

     On May 18, 2000, the Company declared a cash distribution of $.515 per OP Unit to OP Unitholders of record as of June 30, 2000. The distribution was paid on July 14, 2000, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 2000.

     On February 29, 2000, the Company announced the establishment of an OP Unit repurchase program pursuant to which it may repurchase up to 1,000,000 common OP Units from time to time. During the first six months, the Company repurchased 453,900 units for approximately $11.3 million.

     On February 24, 2000, the Company declared a cash distribution of $.515 per OP Unit to OP Unitholders of record as of March 31, 2000. The distribution was paid on April 14, 2000.

     On December 3, 1999, the Company declared a cash distribution of $.485 per OP Unit to OP Unitholders of record as of December 27, 1999. The distribution was paid on January 17, 2000, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1999.

                            CP LIMITED PARTNERSHIP

                                  __________

3.   Equity Transactions, continued:
     ------------------------------


(In thousands, except per OP Unit data)                            For the Three             For the Six
                                                                    Months Ended             Months Ended
                                                                       June 30,                 June 30
                                                               -----------------------   ---------------------
                                                                  2000         1999         2000        1999
                                                               ----------   ----------   ---------   ---------
Basic EPS:

 Net income attributable to common OP Unitholders              $   11,083   $   12,117   $  20,867   $  20,211
                                                               ==========   ==========   =========   =========


 Weighted average common OP Units - basic                          32,096       31,575      32,148      31,541
                                                               ==========   ==========   =========   =========


 Per OP Unit - basic                                           $      .35   $      .38   $     .65   $     .64
                                                               ==========   ==========   =========   =========


Diluted EPS:

 Net income attributable to common OP Unitholders              $   11,083   $   12,117   $  20,867   $  20,211
                                                               ==========   ==========   =========   =========


 Weighted average common OP Units -
     assuming dilution                                             32,143       31,748      32,189      31,716
                                                               ==========   ==========   =========   =========


 Per OP Unit - assuming dilution                               $      .34   $      .38   $     .65   $     .64
                                                               ==========   ==========   =========   =========

                            CP LIMITED PARTNERSHIP

                                    -------

4.   Financing:
     ----------

     The following table sets forth certain information regarding debt of the Company at June 30, 2000.


                                                    Weighted Average
Dollars in thousands:                                Interest Rate    Maturity Date  Principal Balance
                                                    ----------------  -------------  -----------------

     Fixed Rate Mortgage Debt (15 properties)            7.81 %         2002-2011        $  135,611
     Unsecured Senior Notes                              7.41 %         2003-2005           270,000
     Unsecured Short-term Note                           7.35 %            2000              30,000
     Unsecured Lines of Credit                           7.59 %              -               47,114
     Other notes payable                                     -               -                4,175
                                                                                         ----------

                                                                                         $  486,900
                                                                                         ==========

     On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

     On February 17, 2000, the Company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which lowered the effective yield on the above 8.5% unsecured notes by 30 basis points.

     The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

     On June 15, 2000 the Company issued $116 million of 7.8% fixed rate mortgage debt due June 14, 2010. The mortgage debt is collateralized by seven properties. The proceeds from this issuance were used to repay approximately $85.8 million of mortgage debt, which was scheduled to mature in June and August. The mortgage debt that was repaid was collateralized by 37 properties. The remaining proceeds were used to repay a portion of the borrowings on the lines of credit.

5.   Subsequent Event
     ----------------

     On August 2, 2000, the Company issued $50 million of 8.0% unsecured senior notes due August 1, 2003. The Company received net proceeds of approximately $49.9 million. The proceeds were used to repay the $30 million unsecured short-term note discussed above and the remaining funds were used to repay a portion of the borrowings on the line of credit.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and six months ended June 30, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                   Core Portfolio                                 Total
                                            ---------------------------                 -------------------------
                                              2000                1999                    2000              1999
                                            -------             -------                 -------           -------

Dollars in thousands, except per site
As of June 30,
Number of communities                           164                 164                     165               164
Total manufactured homesites                 51,496              51,156                  51,913            51,156
Occupied sites                               47,014              47,165                  47,413            47,165
Occupancy %                                    91.3%               92.2%                   91.3%             92.2%

For the three months ended June 30,
Rental income                               $45,872             $44,047                 $46,190           $44,119
Property operating expenses                 $16,155             $15,584                 $16,263           $15,649
Net operating income                        $29,717             $28,463                 $29,927           $28,470
Weighted average monthly rent per           $   314             $   300                 $   313           $   300
 site


For the six months ended June 30,
Rental income                               $91,527             $87,809                 $92,395           $88,289
Property operating expenses                 $31,634             $30,718                 $31,958           $30,947
Net operating income                        $59,893             $57,091                 $60,437           $57,342
Weighted average monthly rent               $   314             $   300                 $   312           $   300
  per site

Comparison of three months ended June 30, 2000 to three months ended June 30,
1999

For the three months ended June 30, 2000, income before net gain on sales of properties was $12,607,000, an increase of $2,107,000 from the three months ended June 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended June 30, 2000 was $46,190,000, an increase of $2,071,000 from the three months ended June 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the three months ended June 30, 2000 was 47,385 sites compared with 47,172 sites for the same period in 1999. The occupancy rate was 91.3 percent on 51,913 sites as of June 30, 2000, compared to 92.2 percent on 51,156 sites as of June 30, 1999. The occupancy rate on the stabilized portfolio was 92.9 percent as of June 30, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2000 was $313 compared with $300 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2000 was $314 compared with $300 for the same period in 1999, an increase of
4.5 percent.

Management fee and other income primarily includes management and transaction fee income for the management of 44 manufactured home communities, and equity earnings from the Company's sales subsidiary. The increase of $970,000 is due to increased transaction and management fee income, as well as increased home sales. Interest income primarily includes interest on notes receivable and advances to joint ventures/affiliates. The increase of $896,000 in the three months ended June 30, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects, as well as increases in interest rates.

Total property operating expenses for the three months ended June 30, 2000 increased by $614,000 or 3.9 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended June 30, 2000 increased by $300,000 from the same period a year ago. Administrative expense in the second quarter of 2000 was 5.0 percent of revenues as compared to 4.8 percent in 1999.

Interest and related amortization increased $640,000 for the three months ended June 30, 2000 from 1999. The weighted average interest rate increased to 7.6% from 7.4%.

Depreciation and amortization expense for the three months ended June 30, 2000 increased $276,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2000 remained relatively unchanged from 1999.

Comparison of six months ended June 30, 2000 to six months ended June 30, 1999

For the six months ended June 30, 2000, income before net gain on sales of properties was $23,914,000, an increase of $3,461,000 from the six months ended June 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the six months ended June 30, 2000 was $92,395,000, an increase of $4,106,000 from the six months ended June 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the six months ended June 30, 2000 was 47,388 sites compared with 47,139 sites for the same period in 1999. On a per site basis, weighted average monthly rental revenue for the six months ended June

30, 2000 was $312 compared with $300 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2000 was $314 compared with $300 for the same period in 1999, an increase of 4.4 percent.

Management fee and other income increased $1,241,000 due to increased transaction and management fee income, as well as increased home sales. The increase in interest income of $1,831,000 for the six months ended June 30, 2000 from the same period in 1999 is due primarily to increased Company funded development projects, as well as increases in interest rates.

Total property operating and maintenance expense for the six months ended June 30, 2000 increased by $1,011,000 or 3.3 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the six months ended June 30, 2000 increased by $789,000 from the same period a year ago. Administrative expense in the first six months of 2000 was 5.1 percent of revenues as compared to 4.7 percent in 1999.

Interest and related amortization for the six months ended June 30, 2000 increased $1,159,000 or 7.2 percent. The weighted average interest rate increased to 7.5% from 7.3%.

Depreciation and amortization expense for the six months ended June 30, 2000 increased $758,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first six months of 2000 remained relatively unchanged from 1999.


Liquidity and Capital Resources

Net cash provided by operating activities was $36,630,000 for the six months ended June 30, 2000, compared with $33,849,000 for the six months ended June 30, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 2000 was $9,184,000. Net cash used in financing activities consisted primarily of the payoff of $160.8 million of debt, net payments of $50.2 million on the Company's lines of credit, $31.7 million in distributions and $11.3 million for the repurchase of common OP Units. Partially offsetting these uses was the proceeds of $245.3 million from the issuance of debt.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its lines of credit.

On February 29, 2000, the Company announced the establishment of an OP Unit repurchase program pursuant to which it may repurchase up to 1,000,000 common OP Units from time to time. During the first six months, the Company repurchased 453,900 units for approximately $11.3 million.

The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

On June 15, 2000, the Company issued $116 million of 7.8% fixed rate mortgage debt due June 14, 2010. The mortgage debt is collateralized by seven properties. The proceeds from this issuance were used to repay approximately $85.8 million of mortgage debt, which was scheduled to mature in June and August. The mortgage debt that was repaid was collateralized by 37 properties. The remaining proceeds were used to repay a portion of the borrowings on the lines of credit.

Net cash used in investing activities for the six months ended June 30, 2000 was $27,522,000. This amount represented primarily joint venture advances, capital expenditures and construction and development costs. For the six months ended June 30, 2000, acquisition costs were approximately $2.0 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $8.3 million, recurring property capital expenditures were approximately $3.1 million, and advances to joint ventures and affiliates, including construction costs were $8.0 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of June 30, 2000, approximately $47 million was outstanding under the Credit Facilities and the Company had available $60 million in additional borrowing capacity.

As of June 30, 2000, the Company had outstanding, in addition to the Credit Facilities, $270 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.4 percent and 4.3 years, respectively, and $136 million of secured mortgage debt with a weighted average interest rate and maturity of 7.8 percent and 9.5 years, respectively, and an unsecured short-term note of $30 million, with an interest rate of 7.35 percent. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 6.0 years, respectively.

On August 2, 2000, the Company issued $50 million of 8.0% unsecured senior notes due August 1, 2003. The Company received net proceeds of approximately $49.9 million. The proceeds were used to repay the $30 million unsecured short-term note discussed above and the remaining funds were used to repay a portion of the borrowings on the lines of credit.

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

                                                          For the Quarter                          For the Six Months
                                                          Ended June 30,                              Ended June 30,
                                                ----------------------------------           --------------------------------
                                                      2000               1999                     2000               1999
                                                ---------------     --------------           -------------     --------------
Net income                                      $        12,607     $       13,641           $      23,914     $       23,258

Plus:
    Depreciation and amortization                        10,602             10,326                  21,407             20,649

Less:
    Depreciation expense on corporate assets                125                 65                     215                130
    Distribution on Preferred OP Units                    1,524              1,524                   3,047              3,047
    Net gain on sales of properties                           -              3,141                       -              2,805
                                                ---------------     --------------           -------------     --------------
FFO                                             $        21,560     $       19,237           $       2,059     $       37,925
                                                ===============     ==============           =============     ==============

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of June 30, 2000.


                                                                             Percent                    Weighted
                                                     Amount of              of Total                     Average       Maturity
                                                   Indebtedness               Debt                    Interest Rate      Date
                                                   ------------               ----                    -------------      ----
(dollars in thousands)
Mortgage Debt:
Collateral Mortgage (7 Properties)                     $116,161               24.1%                       7.83%             2010
Other (8 properties)                                     19,450                4.0%                       7.67%        2002-2011
                                                       --------               ----                        ----

   Total Mortgage                                       135,611               28.1%                       7.81%

Unsecured Debt:

Unsecured Senior Notes                                   70,000               14.5%                       7.52%             2003
Unsecured Senior Notes                                  100,000               20.7%                       6.44%             2004
Unsecured Senior Notes                                  100,000               20.7%                       8.30%             2005
                                                       --------               ----                        ----

   Total Unsecured                                      270,000               55.9%                       7.41%
                                                       --------               ----                        ----
   Total Fixed Rate                                     405,611               84.0%                       7.54%

Variable Rate Debt:
Unsecured Short-Term Note                                30,000                6.2%                       7.35%             2000
Credit Facilities                                        47,114                9.8%                       7.59%
                                                       --------               ----                        ----
    Total Variable Debt                                  77,114               16.0%                       7.50%
                                                       --------
   Total Secured and Unsecured Debt                    $482,725
                                                       ========

Based on the amount outstanding under the Credit Facilities at June 30, 2000 of $47,114,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the six months ended June 30, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $236,000.

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

The following table sets forth certain information, as of June 30, 2000, regarding the Properties.


*    These properties are included in the Active Expansion Portfolio.

                                           Location           Total        Total     Occupancy       Weighted
                                                           Communities   Number of     as of     Average Monthly
                                                                           Sites                  Rent per Site

           Community          State   (Closest Major City)                6/30/00     6/30/00            6/30/00
 ---------------------------------------------------------------------------------------------------------------
  100 Oaks                     AL     Fultondale                              230         91%          $     222
  Greenpark South              AL     Montgomery                              416         96%          $     258
  Lakewood                     AL     Montgomery                              310         78%          $     176
            Total Alabama                                            3        956         89%          $     223
  Bermuda Palms                CA     Palm Springs                            185         95%          $     356
  Eastridge                    CA     San Jose                                187         99%          $     647
  La Quinta Ridge              CA     Palm Springs                            152         85%          $     410
  The Colony                   CA     Palm Springs                            220         98%          $     625
  The Orchard                  CA     San Francisco                           233        100%          $     597
            Total California                                         5        977         96%          $     538
  CV-Denver                    CO     Denver                                  345         94%          $     378
  CV-Longmont                  CO     Longmont                                310         99%          $     391
  Friendly Village             CO     Greeley                                 226         99%          $     303
  Pine Lakes Ranch             CO     Denver                                  762         98%          $     351
  Redwood Estates              CO     Denver                                  753         98%          $     350
            Total Colorado                                           5      2,396         98%          $     355
  Cedar Grove                  CT     New Haven                                60         98%          $     300
  Evergreen                    CT     New Haven                               102         95%          $     303
  Green Acres                  CT     New Haven                                64         95%          $     299
  Highland                     CT     New Haven                                50         92%          $     315
            Total Connecticut                                        4        276         95%          $     304
  Anchor North                 FL     Tampa Bay                                94         97%          $     273
  Audubon                      FL     Orlando                                 280         99%          $     275
  Colony Cove                  FL     Sarasota                              2,211        100%          $     354
  Conway Circle                FL     Orlando                                 111         95%          $     307
  Crystal Lake                 FL     St. Petersburg                          166         93%          $     275
* Crystal Lakes                FL     Tampa                                   330         57%          $     156
  CV-Jacksonville              FL     Jacksonville                            643         91%          $     312
  Del Tura                     FL     Fort Myers                            1,344         88%          $     431
  Eldorado Estates             FL     Daytona Beach                           126         97%          $     270
  Emerald Lake                 FL     Fort Myers                              201        100%          $     296
  Fairways Country Club        FL     Orlando                               1,141         99%          $     302
* Foxwood Farms                FL     Orlando                                 375         78%          $     209
  Hidden Valley                FL     Orlando                                 303         99%          $     312



                                           Location           Total        Total     Occupancy       Weighted
                                                           Communities   Number of     as of     Average Monthly
                                                                           Sites                  Rent per Site

           Community          State   (Closest Major City)                6/30/00     6/30/00            6/30/00
 ---------------------------------------------------------------------------------------------------------------
  Indian Rocks                 FL     Clearwater                              148         67%          $     260
  Jade Isle                    FL     Orlando                                 101         97%          $     320
  Lakeland Harbor              FL     Tampa                                   504        100%          $     257
  Lakeland Junction            FL     Tampa                                   191        100%          $     201
  Lakes at Leesburg            FL     Orlando                                 640        100%          $     270
  Land O' Lakes                FL     Orlando                                 173         99%          $     261
  Midway Estates               FL     Vero Beach                              204         73%          $     353
  Oak Springs                  FL     Orlando                                 438         73%          $     249
  Orange Lake                  FL     Orlando                                 242         96%          $     258
  Palm Beach Colony            FL     West Palm Beach                         285         92%          $     314
  Pedaler's Pond               FL     Orlando                                 214         85%          $     205
  Pinellas Cascades            FL     Clearwater                              238         94%          $     380
  Shady Lane                   FL     Clearwater                              108         94%          $     273
  Shady Oak                    FL     Clearwater                              250         97%          $     331
  Shady Village                FL     Clearwater                              156         96%          $     301
  Southwind Village            FL     Naples                                  338         93%          $     313
  Starlight Ranch              FL     Orlando                                 783         95%          $     312
  Tarpon Glen                  FL     Clearwater                              170         86%          $     307
  Town & Country               FL     Orlando                                  73         96%          $     322
  Whispering Pines             FL     Clearwater                              392         96%          $     367
  Winter Haven Oaks            FL     Orlando                                 343         53%          $     214
            Total Florida                                           34     13,316         92%          $     311
  Atlanta Meadows              GA     Atlanta                                  75         99%          $     240
* Butler Creek                 GA     Augusta                                 376         82%          $     196
  Camden Point                 GA     Kingsland                               268         57%          $     163
  Castlewood Estates           GA     Atlanta                                 334         85%          $     327
  Colonial Coach Estates       GA     Atlanta                                 481         87%          $     293
  Golden Valley                GA     Atlanta                                 131         95%          $     259
  Landmark                     GA     Atlanta                                 524         94%          $     283
  Marnelle                     GA     Atlanta                                 205         99%          $     285
  Oak Grove Estates            GA     Albany                                  174         90%          $     145
  Paradise Village             GA     Albany                                  226         81%          $     159
            Total Georgia                                           10      2,794         86%          $     246
  Lakewood Estates             IA     Davenport                               180         93%          $     255
  Terrace Heights              IA     Dubuque                                 317         95%          $     261
            Total Iowa                                               2        497         94%          $     259
  Coach Royale                 ID     Boise                                    91         97%          $     295
  Maple Grove Estates          ID     Boise                                   270         92%          $     305
  Shenandoah Estates           ID     Boise                                   154         95%          $     290
            Total Idaho                                              3        515         94%          $     299
  Falcon Farms                 IL     Moline                                  215         92%          $     234
  Maple Ridge                  IL     Kankakee                                 75        100%          $     263
  Maple Valley                 IL     Kankakee                                201        100%          $     263
            Total Illinois                                           3        491         96%          $     250
* Broadmore                    IN     South Bend                              357         88%          $     248
  Forest Creek                 IN     South Bend                              167         98%          $     300
* Fountainvue                  IN     Marion                                  120         89%          $     161
  Hickory Knoll                IN     Indianapolis                            326         98%          $     306
  Mariwood                     IN     Indianapolis                            296         91%          $     302

                                           Location           Total        Total     Occupancy       Weighted
                                                           Communities   Number of     as of     Average Monthly
                                                                           Sites                  Rent per Site

           Community          State   (Closest Major City)                6/30/00     6/30/00            6/30/00
 ---------------------------------------------------------------------------------------------------------------
  Oak Ridge                    IN     South Bend                              204         97%          $     254
  Pendleton                    IN     Indianapolis                            102         97%          $     225
  Sherwood                     IN     Marion                                  135         49%          $     157
  Skyway                       IN     Indianapolis                            156         90%          $     297
  Twin Pines                   IN     Goshen                                  238         95%          $     233
            Total Indiana                                           10      2,101         90%          $     259
  Mosby's Point                KY     Cincinnati                              150         99%          $     303
  Rolling Hills                KY     Louisville                              158         94%          $     215
              Total Kentucky                                         2        308         96%          $     258
  Pinecrest Village            LA     Shreveport                              445         73%          $     161
  Stonegate, LA                LA     Shreveport                              157         96%          $     181
            Total Louisiana                                          2        602         79%          $     166
  Hillcrest                    MA     Boston                                   83         98%          $     320
  Leisurewoods Rockland        MA     Boston                                  394         99%          $     345
* Leisurewoods Taunton         MA     Boston                                  182         85%          $     295
  The Glen                     MA     Boston                                   36        100%          $     398
            Total Massachusetts                                      4        695         95%          $     332
  Algoma Estates               MI     Grand Rapids                            308         92%          $     304
* Anchor Bay                   MI     Detroit                               1,384         95%          $     352
  Arbor Village                MI     Jackson                                 266         96%          $     252
  Avon                         MI     Detroit                                 617         99%          $     408
  Canterbury Estates           MI     Grand Rapids                            290         58%          $     248
  Chesterfield                 MI     Detroit                                 345         97%          $     369
  Chestnut Creek               MI     Flint                                   221         78%          $     280
  Clinton                      MI     Detroit                               1,000         97%          $     370
  Colonial Acres               MI     Kalamazoo                               612         95%          $     293
  Colonial Manor               MI     Kalamazoo                               195         95%          $     280
  Country Estates              MI     Grand Rapids                            257         91%          $     278
  Cranberry                    MI     Pontiac                                 232         98%          $     365
  Ferrand Estates              MI     Grand Rapids                            420         99%          $     338
* Forest Lake Estates          MI     Grand Rapids                            221         81%          $     285
* Grand Blanc                  MI     Flint                                   478         89%          $     337
  Holiday Estates              MI     Grand Rapids                            205         98%          $     327
  Howell                       MI     Lansing                                 455         98%          $     375
  Huron Estates                MI     Flint                                   111         86%          $     220
  Lake in the Hills            MI     Detroit                                 238         99%          $     385
* Leonard Gardens              MI     Grand Rapids                            271         81%          $     274
  Macomb                       MI     Detroit                               1,426         98%          $     376
  Norton Shores                MI     Grand Rapids                            656         86%          $     260
  Novi                         MI     Detroit                                 725         95%          $     414
  Oakhill                      MI     Flint                                   504         90%          $     355
  Old Orchard                  MI     Flint                                   200         98%          $     311
  Orion                        MI     Detroit                                 423         98%          $     351
  Pinewood                     MI     Columbus                                380         99%          $     312
  Pleasant Ridge               MI     Lansing                                 305         80%          $     227
  Royal Estates                MI     Kalamazoo                               183         93%          $     318
  Science City                 MI     Midland                                 171         95%          $     297
  Springbrook                  MI     Utica                                   398         97%          $     340
  Sun Valley                   MI     Jackson                                 197         95%          $     252
  Swan Creek                   MI     Ann Arbor                               294         99%          $     346
* The Highlands                MI     Flint                                   682         89%          $     296

                                           Location           Total        Total     Occupancy       Weighted
                                                           Communities   Number of     as of     Average Monthly
                                                                           Sites                  Rent per Site

           Community          State   (Closest Major City)                6/30/00     6/30/00            6/30/00
 ---------------------------------------------------------------------------------------------------------------
  Torrey Hills                 MI     Flint                                   346         96%          $     354
  Valley Vista                 MI     Grand Rapids                            137         91%          $     324
  Villa                        MI     Flint                                   319         94%          $     344
* Westbrook                    MI     Detroit                                 299         73%          $     375
  Yankee Spring                MI     Grand Rapids                            284         92%          $     255
            Total Michigan                                          39     16,055         93%          $     334
  Cedar Knolls                 MN     Minneapolis                             458         98%          $     404
  Cimmaron                     MN     St. Paul                                505         99%          $     403
  President's Park             MN     Grand Forks                             174         87%          $     232
  Rosemount                    MN     Minneapolis/St. Paul                    182        100%          $     390
  Twenty-Nine Pines            MN     St. Paul                                152         93%          $     320
            Total Minnesota                                          5      1,471         97%          $     373
* Springfield Farms            MO     Springfield                             134         81%          $     178
            Total Missouri                                           1        134         81%          $     178
  Countryside Village G.F.     MT     Great Falls                             226         98%          $     204
            Total Montana                                            1        226         98%          $     204
  Autumn Forest                NC     Greensboro                              299         90%          $     236
  Foxhall Village              NC     Raleigh                                 315         90%          $     311
  Oakwood Forest               NC     Greensboro                              481         88%          $     262
  Woodlake                     NC     Greensboro                              308         92%          $     244
            Total North Carolina                                     4      1,403         90%          $     247
  Buena Vista                  ND     Fargo                                   400         96%          $     271
  Columbia Heights             ND     Grand Forks                             302         99%          $     282
  Meadow Park                  ND     Fargo                                   117         94%          $     207
            Total North Dakota                                       3        819         97%          $     266
  Casual Estates               NY     Syracuse                                961         67%          $     320
  Meadowbrook                  NY     Ithaca                                  237         67%          $     266
  Oak Orchard Estates          NY     Rochester                               235         91%          $     305
  Shadybrook                   NY     Syracuse                                 89         67%          $     320
            Total New York                                           4      1,522         71%          $     309
* Hunter's Chase               OH     Lima                                    135         53%          $     169
  Vance                        OH     Columbus                                110         96%          $     232
  Willo-Arms                   OH     Cleveland                               262        100%          $     207
  Yorktowne                    OH     Cincinnati                              354         95%          $     328
            Total Ohio                                               4        861         90%          $     254
  Crestview                    OK     Stillwater                              237         81%          $     209
            Total Oklahoma                                           1        237         81%          $     209
  Knoll Terrace                OR     Salem                                   212         94%          $     366
  Riverview                    OR     Portland                                133         98%          $     400
            Total Oregon                                             2        345         96%          $     379
* Carnes Crossing              SC                                             536         96%          $     182
* Conway Plantation            SC     Myrtle Beach                            299         68%          $     180
  Saddlebrook                  SC                                             426         97%          $     203
            Total South Carolina                                     3      1,261         90%          $     189
* Eagle Creek                  TX     Tyler                                   198         72%          $     156
  Homestead Ranch              TX     McAllen                                 126         83%          $     222
  Leisure World                TX     Brownsville                             201         88%          $     214
  The Homestead                TX     McAllen                                  99         97%          $     230
  Trail's End                  TX     Brownsville                             299         77%          $     210
            Total Texas                                              5        923         81%          $     203
* Regency Lakes                VA     Winchester                              384         78%          $     214

                                           Location           Total        Total     Occupancy       Weighted
                                                           Communities   Number of     as of     Average Monthly
                                                                           Sites                  Rent per Site

           Community          State   (Closest Major City)                6/30/00     6/30/00            6/30/00
 ---------------------------------------------------------------------------------------------------------------
            Total Virginia                                           1        384         78%          $     214
  Eagle Point                  WA     Seattle                                 230         98%          $     459
            Total Washington                                         1        230         98%          $     459
  Breazeale                    WY     Laramie                                 116         94%          $     245
            Total Wyoming                                            1        116         94%          $     245

  Totals                                                           162     51,913       91.3%          $     312

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               (27) Financial Data Schedule

          (b)  Reports on Form 8-K
               There were no reports filed on Form 8-K this quarter.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of August, 2000.

                                    CP LIMITED PARTNERSHIP
                                    By: CHATEAU COMMUNITIES, INC.



                                    By: /s/ Tamara D. Fischer
                                       -------------------------------
                                               Tamara D. Fischer
                                           Executive Vice President
                                          and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)