Form 10-Q
period 2000-09-30
CP LTD PARTNERSHIP
filed 2000-11-14
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission file number         1-12496
                                              -------------------


                            CP LIMITED PARTNERSHIP
            (Exact name of Registrant as specified in its charter)



            MARYLAND                                       38-3140664
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

             6160 South Syracuse Way, Greenwood Village, CO 80111
         (Address of principal executive offices, including zip code)

                                (303) 741-3707
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No  _____
                                        -----

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX

                                                                                                         Page Number
                                                                                                         -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 2000 and 1999                                                                            1

     Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                         2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 1999                                                                           3

     Notes to Condensed Consolidated Financial Statements                                                     4 - 6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               7 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              12

PART II.  OTHER INFORMATION                                                                                 13 - 18

SIGNATURES                                                                                                       19

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30                           September 30
                                                                     (Unaudited)                            (Unaudited)
                                                        ----------------------------------      ----------------------------------
                                                           2000                    1999            2000                    1999
                                                        ----------              ----------      ----------              ----------
Revenues:
   Rental income                                        $   47,495              $   44,607      $  139,890              $  132,896
   Interest income                                           2,827                   1,725           7,295                   4,362
   Management fee and other income                             948                   1,774           3,708                   3,293
                                                        ----------              ----------      ----------              ----------

                                                            51,270                  48,106         150,893                 140,551
Expenses:
     Property operating and maintenance                     13,488                  13,218          38,779                  37,792
     Real estate taxes                                       3,327                   3,115           9,994                   9,488
     Depreciation and amortization                          11,050                  10,383          32,457                  31,032
     Administrative                                          2,220                   2,863           7,316                   7,170
     Interest and related amortization                       9,426                   7,618          26,674                  23,707
                                                        ----------              ----------      ----------              ----------
                                                            39,511                  37,197         115,220                 109,189
                                                        ----------              ----------      ----------              ----------


Income before net gain on sales of properties               11,759                  10,909          35,673                  31,362
Net gain on sales of properties                                  -                       -               -                   2,805
                                                        ----------              ----------      ----------              ----------

Net income                                                  11,759                  10,909          35,673                  34,167

Less distribution to Preferred OP Unitholders                1,523                   1,523           4,570                   4,570
                                                        ----------              ----------      ----------              ----------
Net income attributed to common OP Unitholders:         $   10,236              $    9,386      $   31,103              $   29,597
                                                        ==========              ==========      ==========              ==========


Net income attributed to common OP Unitholders:
     General Partner                                    $    9,076              $    8,349      $   27,560              $   26,301
     Limited Partners                                        1,160                   1,037           3,543                   3,296
                                                        ----------              ----------      ----------              ----------

                                                        $   10,236              $    9,386      $   31,103              $   29,597
                                                        ==========              ==========      ==========              ==========

OP Unit Information
     Basic earnings per OP Unit                         $      .32              $      .30      $      .97              $      .94
                                                        ==========              ==========      ==========              ==========

     Diluted earnings per OP Unit                       $      .32              $      .30      $      .97              $      .93
                                                        ==========              ==========      ==========              ==========


     Distribution declared per common OP Unit
      outstanding                                       $     .515              $     .485      $    1.545              $    1.455
                                                        ==========              ==========      ==========              ==========


   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                           ASSETS                                                     September 30,            December 31,
                                                                                           2000                     1999
                                                                                   -------------------      -------------------
Rental property                                                                        (Unaudited)
 Land                                                                              $           138,499      $           135,811
 Land and improvements for expansion sites                                                      34,043                   23,320
 Depreciable property                                                                          910,108                  896,319
                                                                                   -------------------      -------------------

                                                                                             1,082,650                1,055,450
     Less accumulated depreciation                                                            (224,208)                (192,015)
                                                                                   -------------------      -------------------

     Net rental property                                                                       858,442                  863,435

Cash and cash equivalents                                                                        2,564                      348
Rents, notes and other receivables                                                              30,351                   11,742
Investment in and advances to affiliates                                                       108,359                   97,761
Prepaid expenses and other assets                                                               10,710                    8,387
                                                                                   -------------------      -------------------


          Total assets                                                             $         1,010,426      $           981,673
                                                                                   ===================      ===================

                          LIABILITIES

Debt                                                                               $           500,952      $           452,556
Accrued interest payable                                                                         6,870                    5,284
Accounts payable and accrued expenses                                                           18,795                   17,688
Rents received in advance and security deposits                                                  9,450                    7,044
Distributions payable                                                                           17,235                   16,139
                                                                                   -------------------      -------------------


          Total liabilities                                                                    553,302                  498,711

                        PARTNERS' EQUITY

Partner's capital unlimited authorized units; 32,106,423 and 32,130,598 common
     OP Units outstanding at September 30,2000 and December 31, 1999 respectively;
     1,500,000 preferred OP Units outstanding at September 30, 2000 and
     December 31, 1999, respectively

     General Partner                                                                           339,191                  361,820
     Limited Partners                                                                           44,976                   48,185
         Preferred OP Units, Series A                                                           72,957                   72,957
                                                                                   -------------------      -------------------
                  Total partners' equity                                                       457,124                  482,962
                                                                                   -------------------      -------------------


          Total liabilities and partners' equity                                   $         1,010,426      $           981,673
                                                                                   ===================      ===================


   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                   --------------------------------------
Cash flows from operating activities:                                                     2000                  1999
                                                                                   -----------------        -------------
Net income                                                                         $          31,103        $      29,597
Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sales of properties                                                                   -               (2,805)
     Depreciation and amortization                                                            32,457               31,032
     Amortization of debt issuance costs                                                         431                  575
     Increase in operating assets                                                             (4,927)              (3,959)
     Increase in operating liabilities                                                         5,099                2,342
                                                                                   -----------------        -------------

          Net cash provided by operating activities                                           64,163               56,782

Cash flows from financing activities:
     Borrowings on the line of credit                                                        190,227               84,318
     Payments on the line credit                                                            (246,179)             (26,048)
     Payoff of mortgages and other debt                                                     (160,824)             (23,448)
     Payoff of short-term note                                                               (30,000)                   -
     Mortgage principal payments                                                                (904)                (874)
     Distributions to OP Unitholders                                                         (48,506)             (44,914)
     OP Units reacquired and retired                                                         (11,323)                 (76)
     Proceeds from the issuance of debt                                                      295,295
     Payment of debt issuance costs                                                             (617)
     Other financing activities                                                                  821                2,563
                                                                                   -----------------        -------------

          Net cash used in financing activities                                              (12,010)              (8,479)

Cash flows from investing activities:
     Acquisition of rental properties                                                         (1,972)              (6,228)
     Additions to rental property                                                            (20,914)             (13,883)
     Disposition of rental property                                                                -               13,201
     Other investments                                                                        (4,132)                   -
     Investment in and advances to joint ventures/affiliates/and others                      (22,919)             (39,250)
                                                                                   -----------------        -------------

          Net cash used in investing activities                                              (49,937)             (46,160)
                                                                                   -----------------        -------------


Increase in cash and cash equivalents                                                          2,216                2,143
Cash and cash equivalents, beginning of period                                                   348                  450
                                                                                   -----------------        -------------
Cash and cash equivalents, end of period                                           $           2,564        $       2,593
                                                                                   =================        =============

Supplemental cash flow information:
     Fair Market Value of OP Units issued in connection with
        acquisitions/development                                                   $             656        $       1,327
                                                                                   =================        =============

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

3.  Equity Transactions:
    --------------------

    On August 16, 2000, the Company declared a cash distribution of $.515 per OP Unit to OP Unitholders of record as of September 30, 2000. The distribution was paid on October 16, 2000, and is included in distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 2000.

    On May 18, 2000, the Company declared a cash distribution of $.515 per OP Unit to OP Unitholders of record as of June 30, 2000. The distribution was paid on July 14, 2000.

    On February 29, 2000, the Company announced the establishment of an OP Unit repurchase program pursuant to which it may repurchase up to 1,000,000 common OP Units from time to time. During the first nine months, the Company repurchased 453,900 units for approximately $11.3 million.

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

                            CP LIMITED PARTNERSHIP

                                  __________

3. Equity Transactions, continued:
   -------------------------------

  (In thousands, except per OP Unit data)               For the Three Months Ended               For the Nine Months Ended
                                                              September 30,                            September 30,
                                                        --------------------------              ----------------------------
                                                            2000            1999                    2000            1999
                                                        ------------    ------------            ------------    ------------
   Basic EPS:

    Net income attributable to common OP Unitholders      $     10,236    $      9,386            $     31,103    $     29,597
                                                          ============    ============            ============    ============

    Weighted average common OP Units - Basic                    32,106          31,609                  32,134          31,564
                                                          ============    ============            ============    ============

    Per OP Unit - basic                                   $        .32    $        .30            $        .97    $        .94
                                                          ============    ============            ============    ============

   Diluted EPS:

    Net income attributable to common OP Unitholders      $     10,236    $      9,386            $     31,103    $     29,597
                                                          ============    ============            ============    ============

    Weighted average common OP Units
         - assuming dilution                                    32,223          31,760                  32,217          31,731
                                                          ============    ============            ============    ============

    Per OP Unit - assuming dilution                       $        .32    $        .30            $        .97    $        .93
                                                          ============    ============            ============    ============

                            CP LIMITED PARTNERSHIP

                                    -------

4.  Financing:
    ----------

The following table sets forth certain information regarding debt of the Company at September 30, 2000.

    Dollars in thousands:

                                                         Weighted Average         Maturity       Principal
                                                          Interest Rate             Date          Balance
                                                        ------------------      ------------    -----------
     Fixed Rate Mortgage Debt (15 properties)                  7.8 %            2002 - 2011     $   135,412
     Unsecured Senior Notes                                    7.5 %            2003 - 2005         320,000
     Unsecured Lines of Credit                                 7.6 %                 -               41,379
     Other notes payable                                         -                   -                4,161
                                                                                                -----------
                                                                                                $   500,952
                                                                                                ===========

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

On August 2, 2000, the Company issued $50 million of 8.0% Unsecured Senior Notes due August 1, 2003. The Company received net proceeds of approximately $49.8 million. The proceeds were used to repay a $30 million unsecured short-term note and the remaining funds were used to repay a portion of the borrowings on the line of credit.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and nine months ended September 30, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                             Core Portfolio                                 Total
                                                  ---------------------------------          ----------------------------------
                                                        2000                1999                    2000                1999
                                                  ---------------------------------          -----------------------------------
Dollars in thousands, except per site
As of September 30,
-------------------

Number of communities                                     164                 164                     165                 164
Total manufactured homesites                           51,498              51,296                  51,915              51,296
Occupied sites                                         47,210              47,143                  47,595              47,143
Occupancy %                                             91.7 %              91.9 %                  91.7 %              91.9 %

For the three months ended September 30,
----------------------------------------

Rental income                                        $ 46,459            $ 44,607                $ 47,495            $ 44,607
Property operating expenses                          $ 16,695            $ 16,333                $ 16,815            $ 16,333
Net operating income                                 $ 29,764            $ 28,274                $ 30,680            $ 28,274
Weighted average monthly rent per site               $    317            $    304                $    317            $    304


For the nine months ended September 30,
---------------------------------------

Rental income                                        $137,861            $132,290                $139,890            $132,896
Property operating expenses                          $ 48,227            $ 46,986                $ 48,773            $ 47,280
Net operating income                                 $ 89,634            $ 85,304                $ 91,117            $ 85,616
Weighted average monthly rent per site               $    315            $    302                $    316            $    301

Comparison of three months ended September 30, 2000 to three months ended September 30, 1999

For the three months ended September 30, 2000, income before net gain on sales of properties was $11,759,000, an increase of $850,000, from the three months ended September 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended September 30, 2000 was $47,495,000, an increase of $2,888,000 from the three months ended September 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio and an increase in utility income.

Weighted average occupancy for the three months ended September 30, 2000 was 47,485 sites compared with 47,159 sites for the same period in 1999. The occupancy rate was 91.7 percent on 51,915 sites as of September 30, 2000, compared to 91.9 percent on 51,296 sites as of September 30, 1999. The occupancy rate on the stabilized portfolio was 91.7 percent as of September 30, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2000 was $317 compared with $304 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2000 was $317 compared with $304 for the same period in 1999, an increase of 4.3 percent.

Interest income primarily includes interest on notes receivable and advances to joint ventures/affiliates. The increase of $1,102,000 in the three months ended September 30, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects, as well as increases in interest rates.

Management fee and other income primarily include management and transaction fee income from related entities for the management of manufactured home communities, and equity earnings from the Company's sales subsidiary. The decrease of $826,000 is due to decreased transaction and management fee income, as well as decreased home sales.

Total property operating expenses for the three months ended September 30, 2000 increased by $482,000 or 3.0 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

General and administrative expense for the three months ended September 30, 2000 decreased by $643,000 from the same period a year ago. Administrative expense in the third quarter of 2000 was 4.3 percent of revenues as compared to 6.0 percent in 1999.

Interest and related amortization increased $1,808,000 for the three months ended September 30, 2000 from 1999. The weighted average interest rate on the Company's borrowings increased to 7.6% from 7.2%.

Depreciation and amortization expense for the three months ended September 30, 2000 increased $667,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the third quarter of 2000 remained relatively unchanged from 1999.

Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999

For the nine months ended September 30, 2000, income before net gain on sales of properties was $35,673,000, an increase of $4,311,000 from the nine months ended September 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases and an increase inutility income,partially offset by general operating expense increases.

Rental revenue for the nine months ended September 30, 2000 was $139,890,000, an increase of $6,994,000 from the nine months ended September 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the nine months ended September 30, 2000 was 47,420 sites compared with 47,126 sites for the same period in 1999. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2000 was $316 compared with $301 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2000 was $315 compared with $302 for the same period in 1999, an increase of 4.3 percent.

Management fee and other income increased $415,000 due to increased transaction and management fee income from related entities, as well as increased home sales. The increase in interest income of $2,933,000 for the nine months ended September 30, 2000 from the same period in 1999 is due primarily to increased Company funded development projects through advances and loans, as well as increases in interest rates.

Total property operating and maintenance expense for the nine months ended September 30, 2000 increased by $1,493,000 or 3.2 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

General and administrative expense for the nine months ended September 30, 2000 increased by $146,000 from the same period a year ago. Administrative expense in the first nine months of 2000 was 4.8 percent of revenues as compared to 5.1 percent in 1999.

Interest and related amortization for the nine months ended September 30, 2000 increased $2,967,000 or 12.5 percent. The weighted average interest rate on the Company's borrowings increased to 7.6% from 7.2%.

Depreciation and amortization expense for the nine months ended September 30, 2000 increased $1,425,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first nine months of 2000 remained relatively unchanged from 1999.


Liquidity and Capital Resources

Net cash provided by operating activities was $64,163,000 for the nine months ended September 30, 2000, compared with $56,782,000 for the nine months ended September 30, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income and changes to working capital.

Net cash used in financing activities for the nine months ended September 30, 2000 was $12,010,000. Net cash used in financing activities consisted primarily of the payoff of $191 million of debt, net payments of $56 million on the Company's lines of credit, $49 million in dividends and distributions and $11 million for the repurchase of common OP Units. Partially offsetting these uses was the proceeds of $295 million from the issuance of debt.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 29, 2000, the Company announced the establishment of an OP Unit repurchase program pursuant to which it may repurchase up to 1,000,000 common OP Units from time to time. During the first nine months, the Company repurchased 453,900 units for approximately $11.3 million.

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

On August 2, 2000, the Company issued $50 million of 8.0% Unsecured Senior Notes due August 1, 2003. The Company received net proceeds of approximately $49.8 million. The proceeds were used to repay a $30 million unsecured short-term note and the remaining funds were used to repay a portion of the borrowings on the line of credit.

Net cash used in investing activities for the nine months ended September 30, 2000 was $49,937,000. This amount represented primarily joint venture advances, capital expenditures and construction and development costs. For the nine months ended September 30, 2000, acquisition costs were approximately $2 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $10.4 million, recurring property capital expenditures were approximately $6.4 million, and advances to joint ventures and affiliates, including construction costs were $22.9 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 2000, approximately $41 million was outstanding under the Credit Facilities and the Company had available $67 million in additional borrowing capacity.

As of September 30, 2000, the Company had outstanding, in addition to the Credit Facilities, $320 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.9 years, respectively, and $135 million of secured mortgage debt with a weighted average interest rate and maturity of 7.8 percent and 9.2. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 5.5 years, respectively.


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

                                                             For the Quarter                          For the Nine Months
                                                           Ended September 30,                      Ended Jun September 30,
                                                        ---------------------------------------------------------------------
                                                         2000               1999                    2000               1999
                                                        -------            -------                 -------            -------
Income before minority interests                        $11,759            $10,909                 $35,673            $34,167

Plus:
    Depreciation and amortization                        11,050             10,383                  32,457             31,032

Less:
    Non-recurring item (1)                                    -                  -                       -              2,805
    Depreciation expense on corporate assets                108                 65                     323                195
    Distribution on Preferred OP Units                    1,523              1,523                   4,570              4,570
                                                        -------            -------                 -------            -------
FFO                                                     $21,178            $19,704                 $63,237            $57,629
                                                        =======            =======                 =======            =======


(1) Represents net gain recorded on disposition of properties.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of September 30, 2000.

                                                      Amount                 Percent of              Weighted
                                                        of                   Total Debt               Average          Maturity
                                                   Indebtedness                                    Interest Rate         Date
                                                   ------------              -----------           -------------       --------
(dollars in thousands)
Mortgage Debt:
Collateral Mortgage (7 Properties)                   $116,050                   23.4%                   7.83%             2010
Other (8 properties)                                   19,362                    3.9%                   7.67%         2002 - 2011
                                                     --------                   ----                    ----


   Total Mortgage                                     135,412                   27.3%                   7.81%

Unsecured Debt:
Unsecured Senior Notes                                 50,000                   10.1%                   8.00%             2003
Unsecured Senior Notes                                 70,000                   14.1%                   7.52%             2003
Unsecured Senior Notes                                100,000                   20.1%                   8.30%             2005
Unsecured Senior Notes                                100,000                   20.1%                   6.44%             2004
                                                     --------                   ----                    ----

   Total Unsecured                                    320,000                   64.4%                   7.50%
                                                     --------                   ----                    ----
   Total Fixed Rate                                   455,412                   91.7%                   7.59%

Variable Rate Debt:

Credit Facilities                                      41,379                    8.3%                   7.60%
                                                     --------                   ----

     Total Secured and Unsecured Debt                $496,791                    100%
                                                     ========                   ====

Based on the amount outstanding under the Credit Facilities at September 30, 2000 of $41,379,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the nine months ended September 30, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $310,000.

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

The following table sets forth certain information, as of September 30, 2000, regarding the Properties.

* These properties are included in the Active Expansion Portfolio.

                                                                                                                     Weighted
                                                                                                                     Average
                                                           Total         Total          Revenue                      Monthly
                                                           Comm-         Number        Producing     Occupancy as    Rent per
                                     Location             unities       of Sites         Sites            of           Site

     Community          State   (Closest Major City)                    9/30/00         9/30/00         9/30/00       9/30/00
----------------------------------------------------------------------------------------------------------------------------------
100 Oaks                  AL     Fultondale                                230              203              88%        $231
Lakewood                  AL     Montgomery                                310              235              76%        $176
Green Park South          AL     Montgomery                                417              385              92%        $255
     Total Alabama                                             3           957                               86%        $224
Bermuda Palms             CA     Palm Springs                              185              176              95%        $356
Eastridge                 CA     San Jose                                  187              185              99%        $647
La Quinta Ridge           CA     Palm Springs                              152              131              86%        $410
The Colony                CA     Palm Springs                              220              216              98%        $625
The Orchard               CA     San Francisco                             233              232             100%        $597
     Total California                                          5           977                               96%        $538
CV-Denver                 CO     Denver                                    345              323              94%        $400
CV-Longmont               CO     Longmont                                  310              305              98%        $409
Friendly Village          CO     Greeley                                   226              225             100%        $319
Pine Lakes Ranch          CO     Denver                                    762              755              99%        $371
Redwood Estates           CO     Denver                                    753              743              99%        $359
     Total Colorado                                            5         2,396                               98%        $371
Cedar Grove               CT     New Haven                                  60               58              97%        $305
Evergreen                 CT     New Haven                                 102               99              97%        $303
Green Acres               CT     New Haven                                  64               61              95%        $303
Highland                  CT     New Haven                                  50               47              94%        $315
     Total Connecticut                                         4           276                               96%        $305
Anchor North              FL     Tampa Bay                                  94               92              98%        $282
Audubon                   FL     Orlando                                   280              273              98%        $281
Colony Cove               FL     Sarasota                                2,211            2,199              99%        $354
Conway Circle             FL     Orlando                                   111              105              95%        $320
Crystal Lake              FL     St. Petersburg                            166              149              90%        $279
Crystal Lakes             FL     Tampa                                     330              194              59%        $154
CV-Jacksonville           FL     Jacksonville                              643              569              88%        $324
Del Tura                  FL     Fort Myers                              1,344            1,183              88%        $459
Eldorado Estates          FL     Daytona Beach                             126              122              97%        $273
Emerald Lake              FL     Fort Myers                                201              199              99%        $305
Fairways Country Club     FL     Orlando                                 1,141            1,134              99%        $302
Foxwood Farms             FL     Orlando                                   375              295              79%        $210

                                                                                                                     Weighted
                                                                                                                     Average
                                                           Total         Total          Revenue                      Monthly
                                                           Comm-         Number        Producing     Occupancy as    Rent per
                                     Location             unities       of Sites         Sites            of           Site

     Community          State   (Closest Major City)                    9/30/00         9/30/00         9/30/00       9/30/00
----------------------------------------------------------------------------------------------------------------------------------
Hidden Valley             FL     Orlando                                   303              300              99%        $312
Indian Rocks              FL     Clearwater                                148               95              64%        $267
Jade Isle                 FL     Orlando                                   101               99              98%        $310
Lakeland Harbor           FL     Tampa                                     504              503             100%        $256
Lakeland Junction         FL     Tampa                                     191              191             100%        $201
Lakes at Leesburg         FL     Orlando                                   640              640             100%        $272
Land O' Lakes             FL     Orlando                                   173              170              98%        $260
Midway Estates            FL     Vero Beach                                204              145              71%        $340
Oak Springs               FL     Orlando                                   438              319              73%        $247
Orange Lake               FL     Orlando                                   242              236              98%        $259
Palm Beach Colony         FL     West Palm Beach                           285              265              93%        $314
Pedaler's Pond            FL     Orlando                                   214              182              85%        $212
Pinellas Cascades         FL     Clearwater                                238              224              94%        $381
Shady Lane                FL     Clearwater                                108               99              92%        $277
Shady Oak                 FL     Clearwater                                250              243              97%        $339
Shady Village             FL     Clearwater                                156              149              96%        $317
Southwind Village         FL     Naples                                    338              317              94%        $311
Starlight Ranch           FL     Orlando                                   783              751              96%        $318
Tarpon Glen               FL     Clearwater                                170              148              87%        $322
Town & Country            FL     Orlando                                    73               70              96%        $321
Whispering Pines          FL     Clearwater                                392              378              96%        $372
Winter Haven Oaks         FL     Orlando                                   343              181              53%        $215
     Total Florida                                          34          13,316                               92%        $315
Atlanta Meadows           GA     Atlanta                                    75               74              99%        $244
Butler Creek              GA     Augusta                                   376              303              81%        $198
Camden Point              GA     Kingsland                                 268              141              53%        $170
Castlewood Estates        GA     Atlanta                                   334              282              84%        $321
Colonial Coach Estates    GA     Atlanta                                   481              416              86%        $287
Golden Valley             GA     Atlanta                                   131              126              96%        $265
Landmark                  GA     Atlanta                                   524              490              94%        $301
Marnelle                  GA     Atlanta                                   205              198              97%        $295
Oak Grove Estates         GA     Albany                                    174              157              90%        $149
Paradise Village          GA     Albany                                    226              184              81%        $161
     Total Georgia                                          10           2,794                               85%        $250
Lakewood Estates          IA     Davenport                                 180              167              93%        $273
Terrace Heights           IA     Dubuque                                   317              298              94%        $264
     Total Iowa                                              2             497                               94%        $267
Coach Royale              ID     Boise                                      91               89              98%        $305
Maple Grove Estates       ID     Boise                                     270              248              92%        $315
Shenandoah Estates        ID     Boise                                     154              149              97%        $299
     Total Idaho                                             3             515                               94%        $309
Falcon Farms              IL     Moline                                    215              195              91%        $251
Maple Ridge               IL     Kankakee                                   75               74              99%        $267
Maple Valley              IL     Kankakee                                  201              199              99%        $267
     Total Illinois                                          3             491                               95%        $260
Broadmore                 IN     South Bend                                358              302              84%        $260
Forest Creek              IN     South Bend                                167              164              98%        $305
Fountainvue               IN     Marion                                    120              106              88%        $174
Hickory Knoll             IN     Indianapolis                              326              315              97%        $307
Mariwood                  IN     Indianapolis                              296              263              89%        $298
Oak Ridge                 IN     South Bend                                204              198              97%        $259
Pendleton                 IN     Indianapolis                              102               95              93%        $226
Sherwood                  IN     Marion                                    135               65              48%        $176
Skyway                    IN     Indianapolis                              156              144              92%        $296

                                                                                                                     Weighted
                                                                                                                     Average
                                                           Total         Total          Revenue                      Monthly
                                                           Comm-         Number        Producing     Occupancy as    Rent per
                                     Location             unities       of Sites         Sites            of           Site

     Community          State   (Closest Major City)                    9/30/00         9/30/00         9/30/00       9/30/00
----------------------------------------------------------------------------------------------------------------------------------
Twin Pines                IN     Goshen                                    238              227              95%        $257
     Total Indiana                                          10           2,102                               89%        $266
Mosby's Point             KY     Cincinnati                                150              142              95%        $315
Rolling Hills             KY     Louisville                                158              151              96%        $214
     Total Kentucky                                          2             308                               95%        $263
Pinecrest Village         LA     Shreveport                                446              336              75%        $163
Stonegate, LA             LA     Shreveport                                157              151              96%        $184
     Total Louisiana                                         2             603                               81%        $169
Hillcrest                 MA     Boston                                     82               82             100%        $336
Leisurewoods Rockland     MA     Boston                                    394              392              99%        $341
Leisurewoods Taunton      MA     Boston                                    182              166              91%        $292
The Glen                  MA     Boston                                     36               36             100%        $402
     Total Massachusetts                                     4             694                               97%        $331
Algoma Estates            MI     Grand Rapids                              308              290              94%        $316
Anchor Bay                MI     Detroit                                 1,384            1,327              96%        $351
Arbor Village             MI     Jackson                                   266              260              98%        $252
Avon                      MI     Detroit                                   617              610              99%        $420
Canterbury Estates        MI     Grand Rapids                              290              179              62%        $245
Chesterfield              MI     Detroit                                   345              339              98%        $370
Chestnut Creek            MI     Flint                                     221              182              82%        $281
Clinton                   MI     Detroit                                 1,000              975              98%        $365
Colonial Acres            MI     Kalamazoo                                 612              582              95%        $292
Colonial Manor            MI     Kalamazoo                                 195              184              94%        $280
Country Estates           MI     Grand Rapids                              254              234              92%        $286
Cranberry                 MI     Pontiac                                   232              230              99%        $380
Ferrand Estates           MI     Grand Rapids                              420              415              99%        $360
Forest Lake Estates       MI     Grand Rapids                              221              180              81%        $290
Grand Blanc               MI     Flint                                     478              422              88%        $353
Holiday Estates           MI     Grand Rapids                              205              202              99%        $333
Howell                    MI     Lansing                                   455              446              98%        $375
Huron Estates             MI     Flint                                     111               98              88%        $221
Lake in the Hills         MI     Detroit                                   238              237             100%        $383
Leonard Gardens           MI     Grand Rapids                              271              227              84%        $271
Macomb                    MI     Detroit                                 1,427            1,393              98%        $378
Norton Shores             MI     Grand Rapids                              656              560              85%        $271
Novi                      MI     Detroit                                   725              683              94%        $417
Oakhill                   MI     Flint                                     504              463              92%        $364
Old Orchard               MI     Flint                                     200              196              98%        $330
Orion                     MI     Detroit                                   423              415              98%        $357
Pinewood                  MI     Columbus                                  380              376              99%        $318
Pleasant Ridge            MI     Lansing                                   305              238              78%        $227
Royal Estates             MI     Kalamazoo                                 183              171              93%        $327
Science City              MI     Midland                                   171              163              95%        $309
Springbrook               MI     Utica                                     400              389              97%        $339
Sun Valley                MI     Jackson                                   197              191              97%        $249
Swan Creek                MI     Ann Arbor                                 294              293             100%        $362
The Highlands             MI     Flint                                     683              614              90%        $305
Torrey Hills              MI     Flint                                     346              331              96%        $355
Valley Vista              MI     Grand Rapids                              137              129              94%        $319
Villa                     MI     Flint                                     319              303              95%        $349
Westbrook                 MI     Detroit                                   299              240              80%        $392
Yankee Spring             MI     Grand Rapids                              284              259              91%        $261
     Total Michigan                                         39          16,056                               94%        $338
Cedar Knolls              MN     Minneapolis                               458              450              98%        $404

                                                                                                                     Weighted
                                                                                                                     Average
                                                           Total         Total          Revenue                      Monthly
                                                           Comm-         Number        Producing     Occupancy as    Rent per
                                     Location             unities       of Sites         Sites            of           Site

     Community          State   (Closest Major City)                    9/30/00         9/30/00         9/30/00       9/30/00
----------------------------------------------------------------------------------------------------------------------------------
Cimmaron                  MN     St. Paul                                  505              502              99%        $401
Rosemount                 MN     Minneapolis/St. Paul                      182              182             100%        $393
Twenty-Nine Pines         MN     St. Paul                                  152              138              91%        $325
     Total Minnesota                                         4           1,297                               98%        $392
Springfield Farms         MO     Springfield                               136              115              85%        $178
     Total Missouri                                          1             136                               85%        $178
Countryside Village G.F.  MT     Great Falls                               226              224              99%        $204
     Total Montana                                           1             226                               99%        $204
Autumn Forest             NC     Greensboro                                299              257              86%        $239
Foxhall Village           NC     Raleigh                                   315              287              91%        $346
Oakwood Forest            NC     Greensboro                                481              444              92%        $257
Woodlake                  NC     Greensboro                                308              290              94%        $244
     Total North Carolina                                    4           1,403                               91%        $247
Buena Vista               ND     Fargo                                     400              389              97%        $270
Columbia Heights          ND     Grand Forks                               302              295              98%        $284
President's Park          ND     Grand Forks                               174              149              86%        $226
Meadow Park               ND     Fargo                                     117              109              93%        $209
     Total North Dakota                                      4             993                               91%        $250
Casual Estates            NY     Syracuse                                  953              662              69%        $317
Meadowbrook               NY     Ithaca                                    237              158              67%        $276
Oak Orchard Estates       NY     Rochester                                 235              218              93%        $282
Shadybrook                NY     Syracuse                                   97               75              77%        $317
     Total New York                                          4           1,522                               73%        $305
Hunter's Chase            OH     Lima                                      135               76              56%        $171
Vance                     OH     Columbus                                  110              102              93%        $250
Willo-Arms                OH     Cleveland                                 262              261             100%        $208
Yorktowne                 OH     Cincinnati                                354              341              96%        $331
     Total Ohio                                              4             861                               91%        $258
Crestview                 OK     Stillwater                                237              204              86%        $219
     Total Oklahoma                                          1             237                               86%        $219
Knoll Terrace             OR     Salem                                     212              198              93%        $375
Riverview                 OR     Portland                                  133              131              98%        $404
     Total Oregon                                            2             345                               95%        $386
Carnes Crossing           SC     Summerville                               535              522              98%        $192
Conway Plantation         SC     Myrtle Beach                              299              212              71%        $187
Saddlebrook               SC     Charleston                                426              413              97%        $203
     Total South Carolina                                    3           1,260                               91%        $194
Eagle Creek               TX     Tyler                                     199              166              83%        $159
Homestead Ranch           TX     McAllen                                   126              110              87%        $218
Leisure World             TX     Brownsville                               201              182              91%        $214
The Homestead             TX     McAllen                                    99               96              97%        $235
Trail's End               TX     Brownsville                               299              234              78%        $210
     Total Texas                                             5             924                               85%        $204
Regency Lakes             VA     Winchester                                384              317              83%        $216
     Total Virginia                                          1             384                               83%        $216
Eagle Point               WA     Seattle                                   230              226              98%        $473
     Total Washington                                        1             230                               98%        $473
Breazeale                 WY     Laramie                                   115              111              97%        $256
     Total Wyoming                                           1             115                               97%        $256

 Totals                                                                    162            51,915           91.7%        $316

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits and Index of Exhibits
                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K
                The Company filed a report on Form 8-K on July 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of November, 2000.

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