Form 10-Q
period 2001-03-31
CP LTD PARTNERSHIP
filed 2001-05-15
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-12496

________________________________________________________________________________

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

                                (303) 741-3707
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]      No [_]

                            CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                           Pages
                                                                           -----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the Three
                Months Ended March 31, 2001 and 2000                           1

          Condensed Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000                                              2

          Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2001 and 2000                           3

          Notes to Condensed Consolidated Financial Statements             4 - 6


Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  7 - 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          10


PART II.  OTHER INFORMATION                                                   11


SIGNATURE                                                                     16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER OP UNIT DATA)

                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
Revenues:
  Rental income                                         $ 48,612        $ 46,205
  Interest income                                          2,392           2,178
  Management fee and other income                            739             466
                                                        --------        --------
                                                          51,743          48,849

Expenses:
  Property operating and maintenance                      13,967          12,540
  Real estate taxes                                        3,435           3,334
  Depreciation and amortization                           11,873          10,805
  Administrative                                           2,069           2,382
  Interest and related amortization                        9,064           8,481
                                                        --------        --------
                                                          40,408          37,542
                                                        --------        --------

Net income                                                11,335          11,307

Less distribution to
  Preferred OP Unitholders                                 1,523           1,523
                                                        --------        --------

Net income attributed to common OP Unitholders          $  9,812        $  9,784
                                                        ========        ========

Per OP Unit information:
  General Partner                                       $  8,714        $  8,659
  Limited Partners                                         1,098           1,125
                                                        --------        --------
                                                        $  9,812        $  9,784
                                                        ========        ========

Per common OP Unit Information:

Basic earnings per OP Unit                              $   0.30        $   0.30
                                                        ========        ========

Diluted earnings per OP Unit                            $   0.30        $   0.30
                                                        ========        ========


    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         March 31,      December 31,
                               ASSETS                                      2001             2000
                                                                        (unaudited)
                                                                        ------------    ------------
Rental property:
  Land                                                                  $    140,608    $    139,417
  Land and improvements for expansion sites                                   58,192          26,145
  Depreciable property                                                       941,563         925,889
                                                                        ------------    ------------
                                                                           1,140,363       1,091,451
     Less:  accumulated depreciation                                         248,093         235,653
                                                                        ------------    ------------

     Net rental property                                                     892,270         855,798

Cash and cash equivalents                                                      3,868              99
Rents and others receivables, net                                              3,345           7,107
Notes receivable                                                              25,964          24,539
Investments in and advances to affiliates                                     81,306         119,727
Prepaid expenses and other assets                                             11,353          10,594
                                                                        ------------    ------------

        Total assets                                                    $  1,018,106    $  1,017,864
                                                                        ============    ============

LIABILITIES

Debt                                                                    $    525,207    $    535,470
Accrued interest payable                                                       7,182           6,953
Accounts payable and accrued expenses                                          8,883          14,085
Rents received in advance and security deposits                               11,079           7,816
Distributions payable                                                         18,313             765
                                                                        ------------    ------------

        Total liabilities                                                    570,664         565,089


PARTNERS' EQUITY

Partners' Capital, Unlimited Authorized Units:
  32,203,628 and 32,124,469, Common OP Units outstanding                         -               -
  at March 31, 2001 and December 31, 2000, respectively;
  1,500,000 Preferred OP Units outstanding at March 31, 2001 and December 31, 2000

  General  Partner                                                           331,176         335,912
  Limited Partners                                                            43,309          43,906
  Preferred OP Units, Series A                                                72,957          72,957
                                                                        ------------    ------------
     Total partners' equity                                                  447,442         452,775
                                                                        ------------    ------------

        Total liabilities and partners' equity                          $  1,018,106    $  1,017,864
                                                                        ============    ============


    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        --------        --------
Cash flows from operating activities:
  Net income                                                            $  9,812        $  9,784
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                                           11,873          10,805
  Amortization of debt issuance costs                                        181             149
  (Increase ) decrease in operating assets                                 2,750          (1,455)
  Decrease in operating liabilities                                       (1,256)            (25)
                                                                        --------        --------

     Net cash provided by operating activities                            23,360          19,258

Cash flows from investing activities:
  Acquisitions of rental properties and land to be developed                 -            (1,893)
  Additions to rental property and equipment                              (6,293)         (7,334)
  Investment in and advances to affiliates                                (3,509)         (2,605)
  Advances on notes receivable, net                                       (1,197)            -
                                                                        --------        --------

     Net cash used in investing activities                               (10,999)        (11,832)

Cash flows from financing activities:
  Borrowings on line of credit                                            16,435          35,317
  Payments on line of credit                                             (26,076)        (71,114)
  Payoff of debt                                                             -           (75,000)
  Principal payments on debt                                                (622)           (441)
  Distributions to OP Unitholders                                            -           (15,134)
  OP Units repurchased and retired                                           -           (10,805)
  Proceeds from the issuance of debt                                         -           130,000
  Payment of debt issuance costs                                             -            (1,200)
  Exercise of Chateau's stock options and other                            1,671             729
                                                                        --------        --------

     Net cash used in financing activities                                (8,592)         (7,648)
                                                                        --------        --------

Increase (decrease) in cash and cash equivalents                           3,769            (222)
Cash and cash equivalents, beginning of period                                99             348
                                                                        --------        --------
Cash and cash equivalents, end of period                                $  3,868        $    126
                                                                        ========        ========

Supplemental cash flow information:
Fair Market Value of OP Units issued in
  connection with acquisitions/development                              $    421        $    261
                                                                        ========        ========


    The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  ___________

1.   Background and Basis of Presentation:
        Background -
        CP Limited Partnership is a limited partnership and was formed by Chateau Communities, Inc., a real estate investment trust, as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. We are engaged in owning and operating manufactured housing community properties. As of March 31, 2001, our portfolio consisted of 172 properties, containing an aggregate of 53,398 homesites and 1,359 park model/RV sites, located in 28 states. We also fee manage 38 properties, containing an aggregate of 8,100 homesites.

        We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

        Basis of Presentation -
        The accompanying consolidated financial statements of the Company include all accounts of CP Limited and our subsidiaries. Chateau and ROC Communities, Inc, are general partners. As of March 31, 2001, Chateau owned on a combined basis, an 89 percent general partner interest. Pursuant to the terms of the operating partnership agreement, we are required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by us are reflected in the statement of income as general and administrative expenses. The balance sheets of Chateau as of March 31, 2001 is identical to our accompanying balance sheet, except as follows:

                                                               As Presented Herein     (in thousands)     Chateau Communities, Inc.
                                                                  March 31, 2001        Adjustments             March 31, 2001
                                                               -------------------     --------------     -------------------------
     Minority interests in CP Limited Partnership                              -              116,266                     $ 116,266
                                                               ===================     ==============     =========================

     Equity:
        General partner                                        $           331,176           (331,176)
        Limited partners                                                   116,266           (116,266)
        Common stock                                                                              286                           286
        Additional paid-in capital                                                            447,836                       447,836
        Dividends in excess of accumulated earnings                                          (104,468)                     (104,468)
        Accumulated other comprehensive income                                                    620                           620
        Notes receivable, officers                                                            (13,098)                      (13,098)
                                                               -------------------     --------------     -------------------------
     Partners/shareholders' equity                            $           447,442     $     (116,266)    $                 331,176
                                                               ===================     ==============     =========================

        All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

        Reclassifications -
        Certain prior year amounts have been reclassified to conform to current period presentation.

                            CP LIMITED PARTNERSHIP

                                  (Unaudited)
                                  ___________

2.   New Accounting Standard:

        In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.
        133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction, and if it is, the type of hedged transactions. Upon adoption of SFAS No. 138, we recorded a transaction adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the partners' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

3.   Comprehensive Income:

        Other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Total comprehensive income as of March 31, 2001 is summarized as follows (in thousands):


                Net income                                                              $8,714
                Plus:  amortization of deferred hedge gains                                 38
                Less:  reclassification of amounts already included in net income           38
                                                                                        ------
                Total comprehensive income                                              $8,714
                                                                                        ======

4.   Equity Transactions:

        On February 22, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of March 30, 2001. The distribution was paid on April 16, 2001 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2001.

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                        --------------------------
     (In thousands, except per OP Unit data)                               2001            2000
                                                                        ----------      ----------
     Basic Earnings Per OP Unit:
        Net income attributable to common OP Unitholders                $    9,812      $    9,784
                                                                        ==========      ==========

        Weighted average OP Units - Basic                                   32,178          32,199
                                                                        ==========      ==========

        Per OP Unit                                                     $     0.30      $     0.30
                                                                        ==========      ==========

     Diluted Earnings Per OP Unit:
        Net income attributable to common OP Unitholders                $    9,812      $    9,784
                                                                        ==========      ==========

        Weighted average common OP Units outstanding                        32,178          32,199
        Chateau employee stock options                                         226              69
                                                                        ----------      ----------

        Weighted average OP Units - Diluted                                 32,404          32,268
                                                                        ==========      ==========

        Per OP Unit                                                     $     0.30      $     0.30
                                                                        ==========      ==========

                             CP LIMITED PARTNERSHIP

                              __________
5.  Financing:

    The following table sets forth certain information regarding our debt at March 31, 2001.

                                  Weighted Average                                         Principal
(In thousands)                     Interest Rate               Maturity Date                Balance
                              ---------------------      -----------------------     -------------------

Fixed rate mortgage debt                        7.8%                 2002 - 2010                $136,555
Unsecured Senior Notes                          7.5%                 2003 - 2005                 320,000
Unsecured lines of credit                       6.3%                        2004                  65,089
Other notes payable                                                                                3,563
                                                                                     -------------------
                                                                                                $525,207
                                                                                     ===================

6.  Subsequent Event:

    We purchased two communities in April and May of 2001. One community was purchased for $5.4 million, is located in Indiana, and has 288 sites. The other community was purchased for $23.9 million, is located in Georgia, and has 911 sites.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain information and statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives. As used in this Form 10-Q, "we", "our", "ours" and "us" refer to CP Limited Partnership and our subsidiaries.

Overview

We are one of the the largest owner/managers of manufactured home communities in the United States. As of March 31, 2001, our portfolio comprised 172 manufactured home communities containing 53,398 manufactured homesites and 1,359 park model/RV sites, located in 28 states. As of January 1, 2001, we began consolidating all our joint ventures which we control.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three months ended March 31, 2001 and 2000. We consider all communities owned by us at the beginning of the period as our "Core Portfolio."

                                                                Core Portfolio                          Total
                                                      --------------------------------   --------------------------------
                                                           2001             2000              2001             2000
                                                      ---------------  ---------------   ----------------  --------------
Dollars in thousands, except per site information

As of March 31,
-------------------------------------------------------------------------------------------------------------------------
Number of communities                                            165              165                172              165
Total manufactured homesites                                  52,299           51,862             53,398           51,862
Occupied sites                                                47,360           47,367             47,795           47,367
Occupancy                                                       90.6%            91.3%              89.5%            91.3%

For the three months ended March 31,
-------------------------------------------------------------------------------------------------------------------------
Rental income                                                $48,257          $46,205            $48,612          $46,205
Property operating expenses                                  $16,554          $15,863            $17,402          $15,874
Net operating income                                         $31,703          $30,342            $31,210          $30,331
Weighted average monthly rent per site                       $   325          $   311            $   324          $   311

Comparison of three months ended March 31, 2001 to three months ended March 31, 2000

For the three months ended March 31, 2001, net income was $11,335,000, an increase of $28,000 from the three months ended March 31, 2000. The increase was due primarily to increased net operating income from our Core Portfolio. The increase in net operating income in our Core Portfolio is primarily due to rental increases partially offset by general operating increases.

Rental revenue for the three months ended March 31, 2001 was $48,612,000, an increase of $2,407,000 from the three months ended March 31, 2000. The increase is primarily due to rental increases in our Core Portfolio.

Weighted average occupancy for the three months ended March 31, 2001 was 47,864 sites compared with 47,391 for the same period in 2000. The occupancy rate was
89.5 percent on 53,398 sites as of March 31, 2001, compared to 91.3 percent on 51,862 sites as of March 31, 2000. The occupancy rate on our stabilized portfolio was 91.9 percent as of March 31, 2001 compared to 93.1% as of March 31, 2000. Our stabilized portfolio includes communities where we do not have, or have not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2001 was $324 compared with $311 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2001 was $325 compared with $311 for the same period in 2000 an increase of 4.5 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $214,000 for the three months ended March 31, 2001 from the same period in 2000 is due primarily to increased income from internally-funded development projects, increased lending activities, as well as increases in interest rates, offset by $872,000 of eliminating interest income from consolidating the joint ventures.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI. The increase of $273,000 in the three months ended March 31, 2001 from the same period in 2000 is due primarily to increased management fees from N'Tandem's increased portfolio.

Property operating and maintenance expense for the three months ended March 31, 2001 increased by $1,427,000 or 11.4% percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, due to unusually high weather-related repair and maintenance, increasing utility costs in several parts of the country and increased property insurance costs.

We recently completed the implementation of an enterprise-wide software system. In connection with the implementation, we performed a detailed review and analysis of each resident account. These reviews lead us to recognize write-offs of accounts receivable of approximately $650,000. Upon completion of these reviews, management bonuses for the year 2000 were recalculated and reduced by approximately $400,000.

Administrative expense for the three months ended March 31, 2001 decreased by $313,000 from the same period a year ago. Administrative expense in the first quarter of 2001 was 4.0 percent of total revenues as compared to 4.9 percent in 2000. The decrease in administrative expense was due primarily to the adjustment to bonuses discussed above.

Depreciation and amortization expense for the month ended March 31, 2001, increased $1,068,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2001 remained relatively unchanged from 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $23,360,000 for the three months ended March 31, 2001, compared with $19,258,000 for the three months ended March 31, 2000. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the three months ended March 31, 2001 was $10,999,000. This amount represented investments and advances to affiliates, lending activity, capital expenditures and development costs. Development costs and capital expenditures were approximately $6,012,000, and investments in and advances to affiliates were $3,790,000. Capital expenditures have historically been financed with cash from operations and it is our intention that such future expenditures will be financed with cash from operations.

Net cash used in financing activities for the three months ended March 31, 2001 was $8,592,000. This was due primarily to net payments of $9,641,000 on the Company's lines of credit.

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. In February 2001, we renegotiated our BankOne credit facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points, (together with our BankOne credit facility, "Credit Facilities"). As of March 31, 2001 we had approximately $65 million outstanding under our Credit Facilities and had available $68 million in additional borrowing capacity.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, our principal long-term liquidity needs will be derived from future acquisitions of communities, acquisition of land for development, and new community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standard

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction, and if it is, the type of hedged transactions. Upon adoption of SFAS No. 138, we recorded a transaction adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gain (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. Our FFO is calculated as follows:

                                                                     For the
                                                                     Quarter
                                                                  ended March 31,
                                                            ---------------------------
                                                              2001               2000
                                                            --------            -------
Net Income                                                  $11,335             $11,307

Plus:
Depreciation and amortization                                11,873              10,805

Less:
Depreciation expense on corporate assets                        108                  91
Income allocated to Preferred OP Units                        1,523               1,523
                                                            --------            -------
FFO                                                         $21,577             $20,498
                                                            =======             =======

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information relating to our secured and unsecured indebtness outstanding as of March 31, 2001.

                                                                                                Weighted
                                                  Amount of             Percent of              Average
             (In thousands)                     Indebtedness            Total Debt           Interest Rate         Maturity Date
                                             -----------------     -----------------      -----------------      -----------------
Mortgage Debt:

Collateral Mortgage (7 properties)                    $115,580                    22%                   7.8%                  2010
Other (8 properties)                                    20,975                     4%                   7.8%             2002-2008
                                             -----------------     -----------------      -----------------


Total Mortgages                                        136,555                    26%                   7.8%

Unsecured Debt:

Unsecured Senior Notes                                  50,000                    10%                   8.0%                  2003
Unsecured Senior Notes                                  70,000                    14%                   7.5%                  2003
Unsecured Senior Notes                                 100,000                    19%                   8.3%                  2005
Unsecured Senior Notes                                 100,000                    19%                   6.4%                  2004
                                             -----------------     -----------------      -----------------

Total Unsecured                                        320,000                    62%                   7.5%
                                             -----------------     -----------------      -----------------
Total Fixed Rate                                       456,555                    88%                   7.6%

Variable Rate Debt:

Credit Facilities                                       65,089                    12%                   6.3%                  2004
                                             -----------------

Total Secured and Unsecured                           $521,644
                                             =================


Based on the amount outstanding under our Credit Facilities as of March 31, 2001 of $65,089,000, if the LIBOR rate under our Credit Facilities was 100 basis points higher or lower during the three months ended March 31, 2001, then our interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $163,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information

Property Information

We classify all of our properties in either a Stable Portfolio or an Active Expansion Portfolio. Our Stable Portfolio includes the communities where we do not have, or have not recently had, expansions of the community. These communities generally have stable occupancy rates. Our Active Expansion Portfolio are those properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our Stable Portfolio as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of March 31, 2001, regarding our Properties, excluding the three park model/RV communities.

  *  These properties are included in our Active Expansion Portfolio.

                                                                                                                         Weighted
                                                                                                                          Average
                                                                                  Total Number                          Monthly Rent
                                              Location(Closest        Total         of Sites        Occupancy as of       per Site
               Community             State       Major City)       Comm-unities     3/31/2001           3/31/01           3/31/01
------------------------------------------------------------------------------------------------------------------------------------
    100 Oaks                          AL    Fultondale                                       230           88.7%            $215
    Lakewood                          AL    Montgomery                                       397           55.2%            $176
    Green Park South                  AL    Montgomery                                       417           92.6%            $271
                      Total Alabama                                           3            1,044           77.5%            $223
    Bermuda Palms                     CA    Palm Springs                                     185           95.7%            $396
    Eastridge                         CA    San Jose                                         187           99.5%            $751
    La Quinta Ridge                   CA    Palm Springs                                     152           92.8%            $421
    The Colony                        CA    Palm Springs                                     220           98.2%            $649
    The Orchard                       CA    San Francisco                                    233           99.6%            $702
                   Total California                                           5              977           97.4%            $598
*   Antelope Ridge                    CO    Colorado Springs                                 140           20.7%            $578
    CV-Denver                         CO    Denver                                           345           93.6%            $398
    CV-Longmont                       CO    Longmont                                         310           98.7%            $412
    Friendly Village                  CO    Greeley                                          226           98.2%            $316
    Pine Lakes Ranch                  CO    Denver                                           762           98.4%            $356
    Redwood Estates                   CO    Denver                                           753           97.3%            $375
                     Total Colorado                                           6            2,536           93.2%            $383
    Cedar Grove                       CT    New Haven                                         60           98.3%            $310
    Evergreen                         CT    New Haven                                        102           95.1%            $311
    Green Acres                       CT    New Haven                                         64           93.8%            $310
    Highland                          CT    New Haven                                         50           94.0%            $331
                  Total Connecticut                                           4              276           95.3%            $314

                                                                                                                         Weighted
                                                                                                                          Average
                                                                                  Total Number                          Monthly Rent
                                              Location(Closest        Total         of Sites        Occupancy as of       per Site
               Community             State       Major City)       Comm-unities     3/31/2001           3/31/01           3/31/01
------------------------------------------------------------------------------------------------------------------------------------
    Anchor North                      FL    Tampa Bay                                         94         95.7%             $273
    Audubon                           FL    Orlando                                          280         97.5%             $280
    Colony Cove                       FL    Sarasota                                       2,211         99.5%             $376
    Conway Circle                     FL    Orlando                                          111         96.4%             $310
    Crystal Lake                      FL    St. Petersburg                                   166         96.4%             $281
*   Crystal Lakes                     FL    Tampa                                            330         58.8%             $162
    CV-Jacksonville                   FL    Jacksonville                                     643         88.0%             $319
    Del Tura                          FL    Fort Myers                                     1,344         87.9%             $476
    Eldorado Estates                  FL    Daytona Beach                                    126         96.0%             $268
    Emerald Lake                      FL    Fort Myers                                       201         99.0%             $308
    Fairways Country Club             FL    Orlando                                        1,141         99.3%             $308
*   Foxwood Farms                     FL    Orlando                                          375         79.5%             $233
    Hidden Valley                     FL    Orlando                                          303         99.0%             $328
    Indian Rocks                      FL    Clearwater                                       148         64.2%             $254
    Jade Isle                         FL    Orlando                                          101         96.0%             $299
    Lakeland Harbor                   FL    Tampa                                            504         99.8%             $267
    Lakeland Junction                 FL    Tampa                                            191        100.0%             $211
    Lakes at Leesburg                 FL    Orlando                                          640         99.8%             $282
    Land O' Lakes                     FL    Orlando                                          173         98.3%             $269
    Midway Estates                    FL    Vero Beach                                       204         74.0%             $355
    Oak Springs                       FL    Orlando                                          438         73.3%             $240
    Orange Lake                       FL    Orlando                                          242         96.7%             $266
    Palm Beach Colony                 FL    West Palm Beach                                  285         90.5%             $321
    Pedaler's Pond                    FL    Orlando                                          214         84.6%             $216
    Pinellas Cascades                 FL    Clearwater                                       238         94.1%             $386
    Shady Lane                        FL    Clearwater                                       108         93.5%             $276
    Shady Oak                         FL    Clearwater                                       250         97.6%             $334
    Shady Village                     FL    Clearwater                                       156         97.4%             $319
    Southwind Village                 FL    Naples                                           338         93.8%             $327
    Starlight Ranch                   FL    Orlando                                          783         95.4%             $317
    Tarpon Glen                       FL    Clearwater                                       170         88.2%             $320
    Town & Country                    FL    Orlando                                           73         95.9%             $321
    Whispering Pines                  FL    Clearwater                                       392         96.7%             $381
    Winter Haven Oaks                 FL    Orlando                                          343         53.4%             $226
                      Total Florida                                          34           13,316         91.8%             $324
    Atlanta Meadows                   GA    Atlanta                                           75         98.7%             $257
*   Butler Creek                      GA    Augusta                                          376         75.8%             $204
    Camden Point                      GA    Kingsland                                        268         52.6%             $194
    Castlewood Estates                GA    Atlanta                                          334         82.3%             $380
    Colonial Coach Estates            GA    Atlanta                                          481         81.1%             $314
    Golden Valley                     GA    Atlanta                                          131         96.2%             $281
    Landmark                          GA    Atlanta                                          524         90.3%             $300
    Marnelle                          GA    Atlanta                                          205         94.6%             $295
    Oak Grove Estates                 GA    Albany                                           174         87.9%             $152
    Paradise Village                  GA    Albany                                           226         73.0%             $165
    South Oaks                        GA    Atlanta                                          295         47.1%             $139
                      Total Georgia                                          11            3,089         78.2%             $254
    Lakewood Estates                  IA    Davenport                                        180         92.2%             $286
    Terrace Heights                   IA    Dubuque                                          317         93.4%             $263
                         Total Iowa                                           2              497         93.0%             $271
    Coach Royale                      ID    Boise                                             91        100.0%             $307
    Maple Grove Estates               ID    Boise                                            270         93.0%             $317
    Shenandoah Estates                ID    Boise                                            154         94.8%             $307
                        Total Idaho                                           3              515         94.8%             $312
    Falcon Farms                      IL    Moline                                           215         90.7%             $248
    Maple Ridge                       IL    Kankakee                                          75         97.3%             $280
    Maple Valley                      IL    Kankakee                                         201         99.5%             $280
                     Total Illinois                                           3              491         95.3%             $266


                                                                                                                         Weighted
                                                                                                                          Average
                                                                                  Total Number                          Monthly Rent
                                              Location(Closest        Total         of Sites        Occupancy as of       per Site
               Community             State       Major City)       Comm-unities     3/31/2001           3/31/01           3/31/01
------------------------------------------------------------------------------------------------------------------------------------
*   Broadmore                         IN    South Bend                                       358        86.0%                $267
    Forest Creek                      IN    South Bend                                       167        95.2%                $305
*   Fountainvue                       IN    Marion                                           120        89.2%                $170
    Hickory Knoll                     IN    Indianapolis                                     326        95.1%                $315
    Mariwood                          IN    Indianapolis                                     296        85.5%                $326
    Oak Ridge                         IN    South Bend                                       204        94.6%                $259
    Pendleton                         IN    Indianapolis                                     102        91.2%                $235
*   Sherwood                          IN    Marion                                           135        51.1%                $159
    Skyway                            IN    Indianapolis                                     156        90.4%                $287
    Twin Pines                        IN    Goshen                                           238        94.1%                $267
                      Total Indiana                                          10            2,102        88.3%                $272
    Mosby's Point                     KY    Cincinnati                                       150        97.3%                $311
    Rolling Hills                     KY    Louisville                                       158        89.2%                $216
                     Total Kentucky                                           2              308        93.2%                $262
    Pinecrest Village                 LA    Shreveport                                       446        75.8%                $156
    Stonegate, LA                     LA    Shreveport                                       157        96.8%                $176
                    Total Louisiana                                           2              603        81.3%                $161
    Hillcrest                         MA    Boston                                            82        97.6%                $339
    Leisurewoods Rockland             MA    Boston                                           394        99.0%                $351
*   Leisurewoods Taunton              MA    Boston                                           223        82.1%                $301
    The Glen                          MA    Boston                                            36       100.0%                $405
                Total Massachusetts                                           4              735        93.7%                $337
*   Algoma Estates                    MI    Grand Rapids                                     308        91.6%                $325
    Anchor Bay                        MI    Detroit                                        1,384        95.4%                $349
    Arbor Village                     MI    Jackson                                          266        97.7%                $262
    Avon                              MI    Detroit                                          617        98.7%                $416
*   Canterbury Estates                MI    Grand Rapids                                     290        63.4%                $251
    Chesterfield                      MI    Detroit                                          345        97.1%                $373
*   Chestnut Creek                    MI    Flint                                            221        84.6%                $292
    Clinton                           MI    Detroit                                        1,000        97.5%                $366
    Colonial Acres                    MI    Kalamazoo                                        612        94.4%                $304
    Colonial Manor                    MI    Kalamazoo                                        195        96.4%                $273
    Country Estates                   MI    Grand Rapids                                     254        91.7%                $286
*   Cranberry                         MI    Pontiac                                          328        75.9%                $385
    Deerfield Manor (aka Allendale)   MI    Allendale                                         96        18.8%                $ 93
    Ferrand Estates                   MI    Grand Rapids                                     420        99.0%                $340
*   Forest Lake Estates               MI    Grand Rapids                                     221        80.5%                $298
*   Grand Blanc                       MI    Flint                                            478        88.7%                $375
    Holiday Estates                   MI    Grand Rapids                                     205        98.0%                $347
    Holly Hills                       MI    Holly                                             96         7.3%                $145
    Howell                            MI    Lansing                                          455        97.4%                $385
*   Huron Estates                     MI    Flint                                            111        85.6%                $216
    Lake in the Hills                 MI    Detroit                                          238        98.7%                $404
    Leonard Gardens                   MI    Grand Rapids                                     271        86.7%                $273
    Macomb                            MI    Detroit                                        1,427        96.7%                $398
    Maple Run                         MI    Clio                                             145        46.9%                $248
    Norton Shores                     MI    Grand Rapids                                     656        85.2%                $271
    Novi                              MI    Detroit                                          725        92.3%                $433
    Oakhill                           MI    Flint                                            504        88.1%                $365
    Old Orchard                       MI    Flint                                            200        98.5%                $347
    Orion                             MI    Detroit                                          423        96.5%                $356
    Pine Lakes                        MI    Lapeer                                           137        52.6%                $272
    Pinewood                          MI    Columbus                                         380        97.1%                $313
    Pleasant Ridge                    MI    Lansing                                          305        74.8%                $233
    Royal Estates                     MI    Kalamazoo                                        183        92.3%                $328
    Science City                      MI    Midland                                          171        95.3%                $303
    Springbrook                       MI    Utica                                            400        97.5%                $346
    Sun Valley                        MI    Jackson                                          197        92.9%                $262
    Swan Creek                        MI    Ann Arbor                                        294        99.0%                $356

                                                                                                                         Weighted
                                                                                                                          Average
                                                                                  Total Number                          Monthly Rent
                                              Location(Closest        Total         of Sites        Occupancy as of       per Site
               Community             State       Major City)       Comm-unities     3/31/2001           3/31/01           3/31/01
------------------------------------------------------------------------------------------------------------------------------------
    (Michigan  continued)
*   The Highlands                     MI    Flint                                            683         89.6%                $299
*   Torrey Hills                      MI    Flint                                            346         97.1%                $355
    Valley Vista                      MI    Grand Rapids                                     137         90.5%                $317
    Villa                             MI    Flint                                            319         92.5%                $355
*   Westbrook                         MI    Detroit                                          386         69.2%                $378
    Yankee Spring                     MI    Grand Rapids                                     284         89.8%                $267
                     Total Michigan                                          43           16,713         81.7%                $309
    Cedar Knolls                      MN    Minneapolis                                      458         97.4%                $423
    Cimmaron                          MN    St. Paul                                         505         98.4%                $422
    Rosemount                         MN    Minneapolis/St. Paul                             182        100.0%                $407
    Twenty-Nine Pines                 MN    St. Paul                                         152         90.8%                $344
                    Total Minnesota                                           4            1,297         97.4%                $411
*   Springfield Farms                 MO    Springfield                                      136         87.5%                $184
                     Total Missouri                                           1              136         87.5%                $184
    Countryside Village G.F.          MT    Great Falls                                      226         97.8%                $205
                      Total Montana                                           1              226         97.8%                $205
    Autumn Forest                     NC    Greensboro                                       299         82.9%                $270
    Foxhall Village                   NC    Raleigh                                          315         96.5%                $357
    Oakwood Forest                    NC    Greensboro                                       481         91.9%                $257
    Woodlake                          NC    Greensboro                                       308         93.5%                $237
               Total North Carolina                                           4            1,403         91.4%                $247
    Buena Vista                       ND    Fargo                                            400         97.0%                $278
    Columbia Heights                  ND    Grand Forks                                      302         97.7%                $293
    President's Park                  ND    Grand Forks                                      174         85.6%                $239
    Meadow Park                       ND    Fargo                                            117         92.3%                $228
                 Total North Dakota                                           4              993         91.1%                $260
    Casual Estates                    NY    Syracuse                                         953         67.7%                $307
    Meadowbrook                       NY    Ithaca                                           237         65.0%                $267
    Oak Orchard Estates               NY    Rochester                                        235         91.1%                $289
    Shadybrook                        NY    Syracuse                                          97         72.2%                $307
                     Total New York                                           4            1,522         71.2%                $298
*   Hunter's Chase                    OH    Lima                                             135         58.5%                $168
    Vance                             OH    Columbus                                         110         87.3%                $267
    Willo-Arms                        OH    Cleveland                                        262         98.5%                $216
    Yorktowne                         OH    Cincinnati                                       354         95.8%                $345
                         Total Ohio                                           4              861         89.7%                $268
    Crestview                         OK    Stillwater                                       237         86.9%                $201
                     Total Oklahoma                                           1              237         86.9%                $201
    Knoll Terrace                     OR    Salem                                            212         94.3%                $384
    Riverview                         OR    Portland                                         133         91.0%                $436
                       Total Oregon                                           2              345         93.0%                $404
*   Carnes Crossing                   SC    Summerville                                      608         83.9%                $169
*   Conway Plantation                 SC    Myrtle Beach                                     299         72.2%                $186
    Saddlebrook                       SC    Charleston                                       426         94.4%                $213
               Total South Carolina                                           3            1,333         84.6%                $187
*   Eagle Creek                       TX    Tyler                                            199         91.0%                $161
    Homestead Ranch                   TX    McAllen                                          126         88.1%                $232
    Leisure World                     TX    Brownsville                                      201         95.0%                $225
*   Onion Creek                       TX    Austin                                           190         53.7%                $302
    The Homestead                     TX    McAllen                                           99         98.0%                $217
    Trail's End                       TX    Brownsville                                      299         77.9%                $247
                        Total Texas                                           6            1,114         73.0%                $181
*   Regency Lakes                     VA    Winchester                                       384         85.7%                $216
                     Total Virginia                                           1              384         85.7%                $216
    Eagle Point                       WA    Seattle                                          230         97.4%                $473
                   Total Washington                                           1              230         97.4%                $473
    Breazeale                         WY    Laramie                                          115         94.8%                $247
                      Total Wyoming                                           1              115         94.8%                $247

    Totals                                                                  169           53,398         89.5%                $324

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of May, 2001.


                                                          CP LIMITED PARTNERSHIP
                                                 By:  CHATEAU COMMUNITITES, INC.



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