Form 10-Q
period 2001-06-30
CP LTD PARTNERSHIP
filed 2001-08-14
CIK 931917

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

                                   FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                                      or

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

                             CP LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX


                                                                                    Pages
                                                                                  ---------
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Statements of Income for the Three
                    and Six Months Ended June 30, 2001 and 2000                           1

                    Condensed Consolidated Balance Sheets as of June 30, 2001
                    and December 31, 2000                                                 2

                    Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2001 and 2000                                   3

                    Notes to Condensed Consolidated Financial Statements              4 - 6

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                        7 - 10

Item 3.             Quantitative and Qualitative Disclosures about Market Risk           11

PART II.            OTHER INFORMATION                                                    12


SIGNATURE                                                                                17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                               Three Months Ended                      Six Months Ended
                                                                     June 30,                              June 30,
                                                       --------------------------------        ----------------------------
                                                             2001                  2000            2001               2000
                                                       ----------            ----------        ---------         ----------
Revenues:
   Rental income                                       $   49,355            $   46,190        $  97,967         $   92,395
   Interest income                                          2,288                 2,290            4,680              4,468
   Management fee and other income                          1,799                 2,294            2,538              2,760
                                                       ----------            ----------        ---------         ----------
                                                           53,442                50,774          105,185             99,623

Expenses:
   Property operating and maintenance                      14,364                13,109           28,331             25,674
   Real estate taxes                                        3,477                 3,333            6,912              6,667
   Depreciation and amortization                           11,527                10,602           23,400             21,407
   Administrative                                           2,766                 2,356            4,835              4,713
   Interest and related amortization                        9,146                 8,767           18,210             17,248
                                                       ----------            ----------        ---------         ----------
                                                           41,280                38,167           81,688             75,709
                                                       ----------            ----------        ---------         ----------

Net income                                                 12,162                12,607           23,497             23,914

Less distribution to
   Preferred OP Unitholders                                 1,524                 1,524            3,047              3,047
                                                       ----------            ----------        ---------         ----------
   Net income atributed to common OP Unitholders       $   10,638            $   11,083        $  20,450         $   20,867
                                                       ==========            ==========        =========         ==========

Per OP Unit information:
   General partner                                     $    9,418            $    9,827        $  18,132         $   18,484
   Limited partner                                          1,220                 1,256            2,318              2,383
                                                       ----------            ----------        ---------         ----------
   Per common OP Unit inforamtion:                     $   10,638            $   11,083        $  20,450         $   20,867
                                                       ==========            ==========        =========         ==========
   Basic earnings per OP Unit                          $     0.33            $     0.35        $    0.63         $     0.65
                                                       ==========            ==========        =========         ==========
   Diluted earnings per OP Unit                        $     0.33            $     0.34        $    0.63         $     0.65
                                                       ==========            ==========        =========         ==========



   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                            June 30,             December 31,
                         ASSETS                                                               2001                  2000
                                                                                           (Unaudited)
                                                                                         --------------        ------------
Rental property:
    Land                                                                                 $     144,186          $   139,417
    Land and improvements for expansion sites                                                   53,223               26,145
    Depreciable property                                                                       981,153              925,889
                                                                                         -------------          -----------
                                                                                             1,178,562            1,091,451
       Less:  accumulated depreciation                                                         259,603              235,653
                                                                                         -------------          -----------
       Net rental property                                                                     918,959              855,798

Cash and cash equivalents                                                                        2,878                   99
Rents and others receivables, net                                                                7,780                7,107
Notes receivable                                                                                33,566               24,539
Investments in and advances to affiliates                                                       84,483              119,727
Prepaid expenses and other assets                                                               11,735               10,594
                                                                                         -------------          -----------
            Total assets                                                                 $   1,059,401          $ 1,017,864
                                                                                         =============          ===========

                         LIABILITIES

Debt                                                                                     $     556,161          $   535,470
Accrued interest payable                                                                         7,231                6,953
Accounts payable and accrued expenses                                                           16,527               14,085
Rents received in advance and security deposits                                                 11,026                7,816
Dividends and distributions payable                                                             18,447                  765
                                                                                         -------------          -----------
            Total liabilities                                                                  609,392              565,089


                         PARTNERS' EQUITY

Partners' capital, Unlimited Authorized Units:
    32,583,742 and 32,124,469,  Common OP Units outstanding                                          -                    -
    at June 30,2001 and December 31, 2000, respectively
    1,500,000 Preferred OP Units outstanding at June 30, 2001 and
    December 31, 2000, respectively

    General Partner                                                                            331,173              335,912
   Limited Partners                                                                             45,879               43,906
   Preferred OP Units, Series A                                                                 72,957               72,957
                                                                                         -------------          -----------
    Total partnes' equity                                                                      450,009              452,775
                                                                                         -------------          -----------
Total liabilities and partners' equity                                                   $   1,059,401          $ 1,017,864
                                                                                         =============          ===========

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                        ---------------------------------------
                                                                              2001                      2000
                                                                        -------------           ---------------
Cash flows from operating activities:
  Net income                                                             $     20,450              $     20,867
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                                                23,400                    21,407
  Amortization of debt issuance costs                                             370                       282
  Increase in operating assets                                                 (1,944)                   (5,720)
  Increase (decrease) in operating liabilities                                  5,651                      (206)
                                                                        -------------           ---------------
     Net cash provided by operating activities                                 47,927                    36,630

Cash flows from investing activities:
  Acquisitions of rental properties and land to be developed                  (20,766)                   (1,972)
  Additions to rental property and equipment                                  (14,902)                  (17,535)
  Investment in and advances to affiliates                                     (6,686)                   (8,015)
  Advances on notes receivable, net                                            (8,799)                        -
                                                                        -------------           ---------------
     Net cash used in investing activities                                    (51,153)                  (27,522)

Cash flows from financing activities:
  Borrowings on line of credit                                                 80,211                   168,376
  Payments on line of credit                                                  (58,592)                 (218,579)
  Payoff of debt                                                                    -                  (160,824)
  Principal payments on debt                                                     (928)                     (705)
  Distributions to OP Unitholders                                             (17,539)                  (31,708)
  OP Units repurchased and retired                                                  -                   (11,323)
  Proceeds from the issuance of debt                                                -                   245,295
  Payment of debt issuance costs                                                    -                      (447)
  Exercise of Chateau's stock options and other                                 2,853                       731
                                                                        -------------           ---------------
     Net cash provided by (used in) financing activities                        6,005                    (9,184)
                                                                        -------------           ---------------

Increase (decrease) in cash and cash equivalents                                2,779                       (76)
Cash and cash equivalents, beginning of period                                     99                       348
                                                                        -------------           ---------------
Cash and cash equivalents, end of period                                 $      2,878              $        272
                                                                        =============           ===============
Supplemental cash flow information:
Fair Market Value of OP Units issued in connection with
  acquisitions/development                                               $      9,243              $        551
                                                                        =============           ===============

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  -----------

1.   Background and Basis of Presentation:
     -------------------------------------
     Background -
     CP Limited Partnership is a limited partnership and was formed by Chateau Communities, Inc., a real estate investment trust, as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. We are engaged in owning and operating manufactured housing community properties. As of June 30, 2001, our portfolio consisted of 174 properties, containing an aggregate of 54,690 homesites and 1,359 park model/RV sites, located in 28 states. We also fee manage 39 properties, containing an aggregate of 8,591 homesites.

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

     Basis of Presentation -
     The accompanying condensed consolidated financial statements of the company include all accounts of CP Limited and our subsidiaries. Chateau and ROC Communities, Inc, are general partners. As of June 30, 2001, Chateau owned on a combined basis, an 88 percent general partner interest. Pursuant to the terms of the operating partnership agreement, we are required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by us are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of June 30, 2001 is identical to our accompanying balance sheet, except as follows:


                                                          As Presented
                                                         Herein June  30,                                  Chateau Communities,
     (In thousands)                                            2001                   Adjustments          Inc. June 30, 2001
                                                        ------------------        ------------------      ---------------------
     Minority interest in CP Limited Partnership         $               -         $         118,836        $           118,836
                                                        ==================        ==================      =====================

     Equity:
         General partner                                 $         331,173         $        (331,173)       $                 -
         Limited partner                                           118,836         $        (118,836)                         -
         Common stock                                                                            288                        288
         Additional paid-in capital                                                          454,719                    454,719
         Dividends in excess of accumulated earnings                                        (110,704)                  (110,704)
         Accumulated other comprehensive income                                                  582                        582
         Notes receivable from officers                                                      (13,712)                   (13,712)

                                                        ------------------        ------------------      ---------------------
     Partners' equity                                    $         450,009         $        (118,836)        $          331,173
                                                        ==================        ==================        ===================

All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

Reclassifications -
Certain prior year amounts have been reclassified to conform to current period presentation.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  -----------


2.   New Accounting Standards:
     -------------------------
     In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS No. 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 is not expected to have a significant impact on our financial position or results of operations.

3.   Comprehensive Income:
     -----------------------
     Other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Total comprehensive income for the six months ended June 30, 2001 is summarized as follows (in thousands):

     Net income                                                                    $    18,132
     Plus:  amortization of deferred hedge gains                                            76
     Less:  reclassification of amounts already included in net income                     (76)
                                                                           -------------------
     Total comprehensive income                                                     $   18,132
                                                                           ===================

4.   Rental Property:
     ----------------
     We purchased two communities in April and May of 2001. One community was purchased for $5.4 million, is located in Indiana, and has 288 sites. The other community was purchased for $23.9 million, is located in Georgia, and has 911 sites.

5.   Equity Transactions:
     --------------------
     On May 17, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of June 29, 2001. The distribution was paid July 16, 2001 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 2001.

     On February 22, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of March 30, 2001.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  -----------

                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                         ------------------------------        ------------------------------
(In thousands, except per OP Unit (data)                      2001               2000                2001               2000
                                                         -----------        -----------        -----------        -----------
Basic Earnings Per OP Unit:
   Net income attributed to common OP Unitholders        $    10,638        $    11,083        $    20,450        $    20,867
                                                         ===========        ===========        ===========        ===========
   Weighted average OP Units - Basic                          32,411             32,096             32,294             32,148
                                                         ===========        ===========        ===========        ===========
   Per OP Unit                                           $      0.33        $      0.35        $      0.63        $      0.65
                                                         ===========        ===========        ===========        ===========
Diluted Earnings Per OP Unit:
   Net income attributable to common OP Unitholders      $    10,638        $    11,083        $    20,450        $    20,867
                                                         ===========        ===========        ===========        ===========
   Weighted average common OP Units outstanding               32,411             32,096             32,294             32,148
   Chateau employee stock options                                217                 47                221                 41
                                                         -----------        -----------        -----------        -----------
   Weighted average OP Units - Diluted                        32,628             32,143             32,515             32,189
                                                         ===========        ===========        ===========        ===========
   Per OP Unit                                           $      0.33        $      0.34        $      0.63        $      0.65
                                                         ===========        ===========        ===========        ===========

6.   Financing:
     ----------

    The following table sets forth certain information regarding our debt at June 30, 2001.



                                Weighted Average                                      Principal
(In thousands)                   Interest Rate              Maturity Date              Balance
                             ---------------------      --------------------       ---------------
Fixed rate mortgage debt             7.8%                     2002 - 2010           $      136,244
Unsecured Senior Notes               7.5%                     2003 - 2005                  320,000
Unsecured lines of credit            5.0%                        2004                       96,349
Other notes payable                                                                          3,568
                                                                                   ---------------
                                                                                    $      556,161
                                                                                   ===============

7.   Related Party Transactions:
     --------------------------
     Included in management and other income is $2,300,000 and $2,039,000 of management and transaction fee income received from N'Tandem Trust for the six months ended June 30, 2001 and 2000, respectively.

8.   Subsequent Event:
     ----------------
     On July 31, 2001 we purchased CWS Communities Trust, a private real estate investment trust for $557 million, consisting of approximately $335 million in cash, $63 million in a private placement of Operating Partnership Units (which were issued at $30.935 per OP Unit), the issuance of approximately $10 million in 7.5% Senior Unsecured Notes due August 2012 (the "August 2012 Notes") and the assumption of $149 million in debt. The portfolio consists of 46 properties with 16,600 homesites in 12 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points and matures August 2, 2002. We expect to replace this facility, depending on market conditions, with longer term debt and/or a combination of asset dispositions and the issuance of equity. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 321,399 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2012, subject to extension in certain events. These notes are substantially collateralized by the related OP Units.

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

Overview

We are one of the largest owner/managers of manufactured home communities in the United States. As of June 30, 2001, our portfolio comprised 174 manufactured home communities containing 54,690 manufactured homesites and 1,359 park model/RV sites, located in 28 states. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three and six months ended June 30, 2001 and 2000. We consider all communities owned by us at the beginning of the period as our "Core Portfolio."

                                                                   Core Portfolio                             Total
                                                         -----------------------------        --------------------------------
                                                               2001             2000               2001                 2000
                                                         -----------       -----------        -----------          -----------
Dollars in thousands, except per site information

As of June 30,
-----------------------------------------------------
Number of communities                                           165                165                174                  165
Total manufactured homesites                                 52,453             51,913             54,690               51,913
Occupied sites                                               47,163             47,413             48,744               47,413
Occupancy                                                      89.9%              91.3%              89.1%                91.3%

For the three months ended June 30,
-----------------------------------------------------
Rental income                                             $  48,387          $  46,190          $  49,355            $  46,190
Property operating expenses                               $  17,248          $  16,442          $  17,841            $  16,442
Net operating income                                      $  31,139          $  29,748          $  31,514            $  29,748
Weighted average monthly rent per site                    $     329          $     313          $     327            $     313

For the six months ended June 30,
-----------------------------------------------------
Rental income                                             $  96,644          $  92,395          $  97,967            $  92,395
Property operating expenses                               $  33,815          $  32,341          $  35,243            $  32,341
Net operating income                                      $  62,829          $  60,054          $  62,724            $  60,054
Weighted average monthly rent per site                    $     327          $     312          $     325            $     312

Comparison of three months ended June 30, 2001 to three months ended June 30,
2000

For the three months ended June 30, 2001, net income was $12,162,000, a decrease of $445,000 from the three months ended June 30, 2000. The decrease was due to increased depreciation and property based operating expenses and lower profit from CSI, offset by increased net operating income from our Core Portfolio.

Rental revenue for the three months ended June 30, 2001 was $49,355,000 an increase of $3,165,000 from the three months ended June 30, 2000. The increase is primarily due to rental increases in our Core Portfolio.

Weighted average occupancy for the three months ended June 30, 2001 was 48,507 sites compared with 47,385 for the same period in 2000. The occupancy rate was
89.1 percent on 54,690 sites as of June 30, 2001, compared to 91.3 percent on 51,913 sites as of June 30, 2000. The occupancy rate on our stabilized portfolio was 91.8 percent as of June 30, 2001 compared to 92.9% as of June 30, 2000. Our stabilized portfolio includes communities where we do not have, or have not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2001 was $327 compared with $313 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2001 was $329 compared with $313 for the same period in 2000 an increase of 4.9 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The decrease of $2,000 for the three months ended June 30, 2001 from the same period in 2000 is due primarily to eliminating $764,000 of interest income from consolidating the joint ventures, offset by increased lending activities.

Management fee and other income primarily include management and transaction fee income for the management of 39 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $1,200,000 and $1,400,000 of fees from N'Tandem for the three months ended June 30, 2001 and 2000, respectively. The decrease of $495,000 in the three months ended June 30, 2001 from the same period in 2000 is due primarily to slower home sales, a difficult financing environment and fewer resale commissions from CSI, as well as lower fees from N'Tandem.

The general decline in demand and economic activity, while not directly related to us, has had an impact on revenue growth.

Property operating and maintenance expense for the three months ended June 30, 2001 increased by $1,255,000 or 9.6 percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, including increased property insurance, healthcare and administrative costs.

Administrative expense for the three months ended June 30, 2001 increased by $410,000 from the same period a year ago. Administrative expense in the second quarter of 2001 was 5.2 percent of total revenues as compared to 4.6 percent in 2000.

Depreciation and amortization expense for the month ended June 30, 2001, increased $925,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2001 remained relatively unchanged from 2000.

Comparison of six months ended June 30, 2001 to six months ended June 30, 2000

For the six months ended June 30, 2001, net income was $23,497,000, a decrease $417,000 from the six months ended June 30, 2000. The decrease was due primarily to increased depreciation and property based operating expenses and lower profit from CSI, offset by increased net operating income from our Core Portfolio.

Rental revenue for the six months ended June 30, 2001, was $97,967,000, an increase of $5,572,000 from the six months ended June 30, 2000. The increase is primarily due to rental increases in our Core Portfolio. Revenues did not increase as expected due to slowing economic conditions. We do not anticipate the rate of revenue growth for the remainder of this year to increase over the growth rate from the first half of this year.

Weighted average occupancy for the six months ended June 30, 2001, was 48,199 sites compared with 47,388 for the same period in 2000. On a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2001 was $325 compared with $312 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2001 was $327, compared with $312 for the same period in 2000, an increase of 4.5 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $212,000 for the six months ended June 30, 2001 from the same period in 2000 is due primarily to increased lending activities, offset by $1,636,000 of eliminating interest income from consolidating the joint ventures.

Management fee and other income primarily include management and transaction fee income for the management of 39 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $2,300,000 and $2,000,000 of fees from N'Tandem for the six months ended June 30, 2001 and 2000, respectively. The decrease of $222,000 in the six months ended June 30, 2001 from the same period in 2000 is due primarily to fewer home sales and re-sales at CSI.

Property operating and maintenance expense for the six months ended June 30, 2001 increased by $2,657,000 or 10.3% percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, due to unusually high weather-related repair and maintenance, increasing utility costs in several parts of the country and increased property insurance costs.

We recently completed the implementation of an enterprise-wide software system. In connection with the implementation, we performed a detailed review and analysis of each resident account. These reviews led us to recognize write-offs of accounts receivable of approximately $650,000 in the first quarter of 2001. Upon completion of these reviews, management bonuses for the year 2000 were recalculated and reduced by approximately $400,000.

Administrative expense for the six months ended June 30, 2001 increased by $122,000 from the same period a year ago. Administrative expense in the first half of 2001 was 4.6 percent of total revenues as compared to 4.7 percent in 2000.

Depreciation and amortization expense for the month ended June 30, 2001, increased $1,993,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first half of 2001 remained relatively unchanged from 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $47,927,000 for the six months ended June 30, 2001, compared with $36,630,000 for the six months ended June 30, 2000. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the six months ended June 30, 2001 was $51,153,000. This amount represented investments and advances to affiliates, lending activity, capital expenditures and development costs. Development and acquisition costs were $20,766,000, capital expenditures were approximately $15,000,000, (which includes recurring cap-ex of $3,093,000), investments in and advances to affiliates were $6,686,000 and advances on notes receivable were approximately $9,000,000. Capital expenditures have historically been financed with cash from operations and it is our intention that such future expenditures will be financed with cash from operations.

On July 31, 2001 we purchased CWS Communities Trust, a private real estate investment trust for $557 million, consisting of approximately $335 million in cash, $63 million in a private placement of Operating Partnership Units (which were issued at $30.935 per OP Unit), the issuance of approximately $10 million in 7.5% Senior Unsecured Notes due August 2012 (the "August 2012 Notes") and the assumption of $149 million in debt. The portfolio consists of 46 properties with 16,600 homesites in 12 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points and matures August 2, 2002. We expect to replace this facility, depending on market conditions, with longer term debt and/or a combination of asset dispositions and the issuance of equity. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 321,399 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2012, subject to extension in certain events. These notes are substantially collateralized by the related OP Units.

Net cash provided by financing activities for the six months ended June 30, 2001 was $6,005,000. This was due primarily to net borrowings of $21,619,000 on the Company's lines of credit, offset by payment of distributions to OP Unitholders.

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. In February 2001, we renegotiated our BankOne credit facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points, (together with our BankOne credit facility, "Credit Facilities"). As of June 30, 2001 we had approximately $96 million outstanding under our Credit Facilities and had available $36 million in additional borrowing capacity.

In addition to repayment of long-term borrowings and amounts outstanding under the Acquisition and Credit Facilities, our principal long-term liquidity needs will be derived from future acquisitions of communities, acquisition of land for development, and new community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standards
In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancing of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 is not expected to have a significant impact on our financial position or results of operations.

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

                                                           For the Quarter                      For the Six Months
                                                            Ended June 30,                        Ended June 30,
                                                 -------------------------------       -------------------------------
                                                       2001              2000                2001              2000
                                                 -------------------------------       -------------------------------
Net income                                         $   12,162         $   12,607         $    23,497        $   23,914

Plus:
   Depreciation and amortization                       11,527             10,602              23,400            21,407

Less:
   Depreciation expense on corporate assets               107                125                 215               215
   Income allocated to Preferred OP Units               1,524              1,524               3,047             3,047
                                                 ------------         ----------       -------------        ----------
FFO                                                $   22,058         $   21,560         $    43,635        $   42,059
                                                 ============         ==========       =============        ==========

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information relating to our secured and unsecured indebtness outstanding as of June 30, 2001.

                                                                                            Weighted
                                                 Amount of           Percent of             Average
            (In thousands)                      Indebtedness         Total Debt          Interest Rate         Maturity Date
                                              ----------------     -------------        ---------------      ----------------
Mortgage Debt:
Collateral Mortgage (7 properties)              $     115,375             20.9%                     7.8%               2010
Other (8 properties)                                   20,869              3.8%                     7.8%          2002-2008
                                              ---------------       ----------           --------------
     Total Mortgages                                  136,244             24.7%                     7.8%

Unsecured Debt:

Unsecured Senior Notes                                 50,000              9.0%                     8.0%               2003
Unsecured Senior Notes                                 70,000             12.7%                     7.5%               2003
Unsecured Senior Notes                                100,000             18.1%                     8.3%               2005
Unsecured Senior Notes                                100,000             18.1%                     6.4%               2004
                                              ---------------       ----------           --------------

     Total Unsecured                                  320,000             57.9%                     7.5%
                                              ---------------       ----------           --------------
     Total Fixed Rate                                 456,244             82.6%                     7.6%

Variable Rate Debt:

Credit Facilities                                      96,349             17.4%                     5.0%               2004
                                              ---------------

     Total Secured and Unsecured                $     552,593              100%
                                              ===============

Based on the amount outstanding under our Credit Facilities as of June 30, 2001 of $96,349,000 if the LIBOR rate under our Credit Facilities was 100 basis points higher or lower during the six months ended June 30, 2001, then our interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $482,000.

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

The following table sets forth certain information, as of June 30, 2001, regarding our Properties, excluding the three park model/RV communities.

     .    These properties are included in our Active Expansion Portfolio.

                                                                                                                Weighted
                                                                                                                 Average
                                                                      Total          Total                       Monthly
                                            Location (Closest         Comm-        Number of                       Rent
        Community              State           Major City)            unities        Sites        Occupancy      per Site
-----------------------------------------------------------------------------------------------------------------------------
   100 Oaks                       AL      Fultondale                                       230         86.5%             $245
   Lakewood                       AL      Montgomery                                       397         53.7%             $176
   Green Park South               AL      Montgomery                                       417         92.5%             $280
              Total Alabama                                                   3          1,044         76.4%             $232
   Bermuda Palms                  CA      Palm Springs                                     185         95.1%             $368
   Eastridge                      CA      San Jose                                         187         99.5%             $666
   La Quinta Ridge                CA      Palm Springs                                     152         87.5%             $429
   The Colony                     CA      Palm Springs                                     220         98.6%             $637
   The Orchard                    CA      San Francisco                                    233         99.6%             $608
              Total California                                                5            977         96.6%             $552
*  Antelope Ridge                 CO      Colorado Springs                                 140         30.0%             $404
   CV-Denver                      CO      Denver                                           345         93.9%             $400
   CV-Longmont                    CO      Longmont                                         310         99.0%             $415
   Friendly Village               CO      Greeley                                          226         98.2%             $332
   Pine Lakes Ranch               CO      Denver                                           762         98.6%             $377
   Redwood Estates                CO      Denver                                           753         98.1%             $365
              Total Colorado                                                  6          2,536         94.0%             $379
   Cedar Grove                    CT      New Haven                                         60         96.7%             $323
   Evergreen                      CT      New Haven                                        102         95.1%             $326
   Green Acres                    CT      New Haven                                         64         98.4%             $316
   Highland                       CT      New Haven                                         50         94.0%             $329
              Total Connecticut                                               4            276         96.0%             $324

                                                                                                                Weighted
                                                                                                                 Average
                                                                      Total          Total                       Monthly
                                            Location (Closest         Comm-        Number of                       Rent
        Community              State           Major City)            unities        Sites        Occupancy      per Site
------------------------------------------------------------------------------------------------------------------------------
  Anchor North                  FL    Tampa Bay                                              94       92.6%             $287
  Audubon                       FL    Orlando                                               280       97.1%             $299
  Colony Cove                   FL    Sarasota                                            2,211       99.4%             $375
  Conway Circle                 FL    Orlando                                               111       97.3%             $332
  Crystal Lake                  FL    St. Petersburg                                        166       92.2%             $309
* Crystal Lakes                 FL    Tampa                                                 330       59.7%             $161
  CV-Jacksonville               FL    Jacksonville                                          643       88.6%             $321
  Del Tura                      FL    Fort Myers                                          1,344       87.9%             $441
  Eldorado Estates              FL    Daytona Beach                                         126       97.6%             $247
  Emerald Lake                  FL    Fort Myers                                            201       99.0%             $312
  Fairways Country Club         FL    Orlando                                             1,141       99.4%             $321
* Foxwood Farms                 FL    Orlando                                               375       79.2%             $230
  Hidden Valley                 FL    Orlando                                               303       98.7%             $342
  Indian Rocks                  FL    Clearwater                                            148       65.5%             $275
  Jade Isle                     FL    Orlando                                               101       95.0%             $338
  Lakeland Harbor               FL    Tampa                                                 504       99.8%             $269
  Lakeland Junction             FL    Tampa                                                 191      100.0%             $212
  Lakes at Leesburg             FL    Orlando                                               640      100.0%             $281
  Land O' Lakes                 FL    Orlando                                               173       97.1%             $272
  Midway Estates                FL    Vero Beach                                            204       73.0%             $318
  Oak Springs                   FL    Orlando                                               438       73.1%             $250
  Orange Lake                   FL    Orlando                                               242       97.9%             $273
  Palm Beach Colony             FL    West Palm Beach                                       285       90.2%             $317
  Pedaler's Pond                FL    Orlando                                               214       85.0%             $214
  Pinellas Cascades             FL    Clearwater                                            238       93.7%             $391
  Shady Lane                    FL    Clearwater                                            108       93.5%             $286
  Shady Oak                     FL    Clearwater                                            250       96.8%             $344
  Shady Village                 FL    Clearwater                                            156       96.2%             $322
  Southwind Village             FL    Naples                                                338       93.8%             $325
  Starlight Ranch               FL    Orlando                                               783       95.7%             $329
  Tarpon Glen                   FL    Clearwater                                            170       87.6%             $309
  Town & Country                FL    Orlando                                                73       95.8%             $333
  Whispering Pines              FL    Clearwater                                            392       96.2%             $399
  Winter Haven Oaks             FL    Orlando                                               343       53.4%             $220
          Total Florida                                                         34       13,316       91.8%             $325
  Atlanta Meadows               GA    Atlanta                                                75       98.7%             $268
* Butler Creek                  GA    Augusta                                               376       72.3%             $204
  Camden Point                  GA    Kingsland                                             268       48.9%             $184
  Castlewood Estates            GA    Atlanta                                               334       84.4%             $352
  Colonial Coach Estates        GA    Atlanta                                               481       81.3%             $306
  Golden Valley                 GA    Atlanta                                               131       96.2%             $295
  Hunter Ridge                  GA    Atlanta                                               850       95.2%             $261
  Landmark                      GA    Atlanta                                               524       89.1%             $308
  Marnelle                      GA    Atlanta                                               205       94.1%             $302
  Oak Grove Estates             GA    Albany                                                174       86.8%             $158
  Paradise Village              GA    Albany                                                226       70.8%             $185
  South Oaks                    GA    Atlanta                                               295       49.2%             $130
          Total Georgia                                                         12        3,939       81.3%             $254

                                                                                                                     Weighted
                                                                       Total           Total                          Average
                                            Location (Closest          Comm-          Number of                      Monthly Rent
        Community                    State      Major City)            unities          Sites         Occupancy      per Site
------------------------------------------------------------------------------------------------------------------------------------
    Lakewood Estates                  IA    Davenport                                          180          91.7%             $295
    Terrace Heights                   IA    Dubuque                                            317          94.6%             $276
               Total Iowa                                                       2              497          93.6%             $283
    Coach Royale                      ID    Boise                                               91          98.9%             $316
    Maple Grove Estates               ID    Boise                                              270          97.0%             $325
    Shenandoah Estates                ID    Boise                                              154          94.8%             $306
               Total Idaho                                                      3              515          96.7%             $318
    Falcon Farms                      IL    Moline                                             215          89.3%             $264
    Maple Ridge                       IL    Kankakee                                            75          98.7%             $284
    Maple Valley                      IL    Kankakee                                           201          98.5%             $284
               Total Illinois                                                   3              491          94.5%             $275
*   Broadmore                         IN    South Bend                                         358          84.7%             $271
    Forest Creek                      IN    South Bend                                         167          92.2%             $296
*   Fountainvue                       IN    Marion                                             120          86.7%             $170
    Hickory Knoll                     IN    Indianapolis                                       326          96.3%             $329
    Hoosier Estates                   IN    Indianapolis                                       288          97.9%             $174
    Mariwood                          IN    Indianapolis                                       296          83.1%             $309
    Oak Ridge                         IN    South Bend                                         204          93.7%             $269
    Pendleton                         IN    Indianapolis                                       102          89.2%             $240
*   Sherwood                          IN    Marion                                             135          45.9%             $191
    Skyway                            IN    Indianapolis                                       156          86.5%             $315
    Twin Pines                        IN    Goshen                                             238          94.5%             $284
               Total Indiana                                                   11            2,390          88.2%             $259
    Mosby's Point                     KY    Cincinnati                                         150          96.7%             $329
    Rolling Hills                     KY    Louisville                                         158          74.7%             $234
               Total Kentucky                                                   2              308          85.4%             $280
    Pinecrest Village                 LA    Shreveport                                         446          77.4%             $173
    Stonegate, LA                     LA    Shreveport                                         157          95.5%             $196
               Total Louisiana                                                  2              603          82.1%             $179
    Hillcrest                         MA    Boston                                              82          98.8%             $340
    Leisurewoods Rockland             MA    Boston                                             394          99.2%             $354
*   Leisurewoods Taunton              MA    Boston                                             223          86.5%             $308
    The Glen                          MA    Boston                                              36         100.0%             $418
               Total Massachusetts                                              4              735          95.4%             $342

*   Algoma Estates                    MI    Grand Rapids                                       308          92.5%             $337
    Anchor Bay                        MI    Detroit                                          1,384          95.7%             $373
    Arbor Village                     MI    Jackson                                            266          97.7%             $271
    Avon                              MI    Detroit                                            617          98.1%             $434
*   Canterbury Estates                MI    Grand Rapids                                       290          64.1%             $255
    Chesterfield                      MI    Detroit                                            345          94.2%             $392
*   Chestnut Creek                    MI    Flint                                              221          83.7%             $293
    Clinton                           MI    Detroit                                          1,000          96.0%             $385
    Colonial Acres                    MI    Kalamazoo                                          612          94.3%             $295
    Colonial Manor                    MI    Kalamazoo                                          195          94.9%             $274
    Country Estates                   MI    Grand Rapids                                       254          89.8%             $294
*   Cranberry                         MI    Pontiac                                            328          77.1%             $377
*   Deerfield Manor (aka Allendale)   MI    Allendale                                           96          25.0%             $  0

                                                                                                                     Weighted
                                                                       Total           Total                          Average
                                            Location (Closest          Comm-          Number of                      Monthly Rent
        Community            State              Major City)            unities          Sites        Occupancy       per Site
------------------------------------------------------------------------------------------------------------------------------------
   Ferrand Estates            MI    Grand Rapids                                           420             99.3%            $  363
*  Forest Lake Estates        MI    Grand Rapids                                           221             80.1%            $  312
*  Grand Blanc                MI    Flint                                                  478             89.1%            $  382
   Holiday Estates            MI    Grand Rapids                                           205             97.1%            $  342
*  Holly Hills                MI    Holly                                                   96             16.7%            $1,608
   Howell                     MI    Lansing                                                455             97.6%            $  373
*  Huron Estates              MI    Flint                                                  111             88.3%            $  225
   Lake in the Hills          MI    Detroit                                                238             99.6%            $  398
   Leonard Gardens            MI    Grand Rapids                                           271             88.2%            $  291
   Macomb                     MI    Detroit                                              1,427             95.0%            $  410
*  Maple Run                  MI    Clio                                                   145             52.4%            $  248
   Norton Shores              MI    Grand Rapids                                           656             84.8%            $  282
   Novi                       MI    Detroit                                                725             90.6%            $  419
   Oakhill                    MI    Flint                                                  504             88.5%            $  361
   Old Orchard                MI    Flint                                                  200             99.0%            $  342
   Orion                      MI    Detroit                                                423             96.5%            $  364
*  Pine Lakes                 MI    Lapeer                                                 137             58.1%            $   36
   Pinewood                   MI    Columbus                                               380             97.6%            $  326
   Pleasant Ridge             MI    Lansing                                                305             72.8%            $  244
   Royal Estates              MI    Kalamazoo                                              183             91.8%            $  349
   Science City               MI    Midland                                                171             94.8%            $  312
   Springbrook                MI    Utica                                                  400             98.2%            $  356
   Sun Valley                 MI    Jackson                                                197             91.4%            $  268
   Swan Creek                 MI    Ann Arbor                                              294             99.3%            $  360
*  The Highlands              MI    Flint                                                  683             89.9%            $  304
*  Torrey Hills               MI    Flint                                                  346             96.2%            $  359
   Valley Vista               MI    Grand Rapids                                           137             92.0%            $  332
   Villa                      MI    Flint                                                  319             91.2%            $  344
*  Westbrook                  MI    Detroit                                                386             71.5%            $  408
   Yankee Spring              MI    Grand Rapids                                           284             85.6%            $  271
            Total Michigan                                                 43           16,713             90.3%            $  353
   Cedar Knolls               MN    Minneapolis                                            458             96.9%            $  422
   Cimmaron                   MN    St. Paul                                               505             96.6%            $  425
   Rosemount                  MN    Minneapolis/St. Paul                                   182            100.0%            $  410
   Twenty-Nine Pines          MN    St. Paul                                               152             93.4%            $  338
            Total Minnesota                                                 4            1,297             96.8%            $  412
*  Springfield Farms          MO    Springfield                                            290             41.7%            $  185
            Total Missouri                                                  1              290             41.7%            $  185
   Countryside Village G.F.   MT    Great Falls                                            226             96.4%            $  221
            Total Montana                                                   1              226             96.4%            $  221
   Autumn Forest              NC    Greensboro                                             299             81.3%            $  245
   Foxhall Village            NC    Raleigh                                                315             94.6%            $  303
   Oakwood Forest             NC    Greensboro                                             481             91.1%            $  257
   Woodlake                   NC    Greensboro                                             308             92.9%            $  274
       Total North Carolina                                                 4            1,403             90.2%            $  247
   Buena Vista                ND    Fargo                                                  400             96.8%            $  283
   Columbia Heights           ND    Grand Forks                                            302             97.4%            $  297
   President's Park           ND    Grand Forks                                            174             86.2%            $  240

                                                                                                                     Weighted
                                                                       Total           Total                          Average
                                             Location (Closest         Comm-          Number of                      Monthly Rent
        Community             State              Major City)           unities          Sites        Occupancy       per Site
------------------------------------------------------------------------------------------------------------------------------------
   Meadow Park                  ND    Fargo                                                  117           94.0%             $223
     Total North Dakota                                                       4              993           94.8%             $263
   Casual Estates               NY    Syracuse                                               953           67.7%             $311
   Meadowbrook                  NY    Ithaca                                                 237           63.3%             $280
   Oak Orchard Estates          NY    Rochester                                              235           90.6%             $290
   Shadybrook                   NY    Syracuse                                                97           67.0%             $311
         Total New York                                                       4            1,522           70.5%             $303
*  Hunter's Chase               OH    Lima                                                   135           59.3%             $175
   Vance                        OH    Columbus                                               110           82.7%             $278
   Willo-Arms                   OH    Cleveland                                              262           98.1%             $220
   Yorktowne                    OH    Cincinnati                                             354           94.6%             $346
             Total Ohio                                                       4              861           88.6%             $272
   Crestview                    OK    Stillwater                                             237           76.4%             $225
         Total Oklahoma                                                       1              237           76.4%             $225
   Knoll Terrace                OR    Salem                                                  212           93.9%             $387
   Riverview                    OR    Portland                                               133           97.7%             $424
           Total Oregon                                                       2              345           95.4%             $401
*  Carnes Crossing              SC    Summerville                                            608           85.0%             $208
*  Conway Plantation            SC    Myrtle Beach                                           299           73.2%             $188
   Saddlebrook                  SC    Charleston                                             426           93.9%             $215
   Total South Carolina                                                       3            1,333           85.2%             $206
*  Eagle Creek                  TX    Tyler                                                  199           87.4%             $160
   Homestead Ranch              TX    McAllen                                                126           89.7%             $247
   Leisure World                TX    Brownsville                                            201           89.1%             $205
*  Onion Creek                  TX    Austin                                                 190           56.8%             $340
   The Homestead                TX    McAllen                                                 99           97.0%             $240
   Trail's End                  TX    Brownsville                                            299           77.3%             $216
            Total Texas                                                       6            1,114           80.9%             $231
*  Regency Lakes                VA    Winchester                                             384           87.2%             $213
         Total Virginia                                                       1              384           87.2%             $213
   Eagle Point                  WA    Seattle                                                230           97.8%             $488
       Total Washington                                                       1              230           97.8%             $488
   Breazeale                    WY    Laramie                                                115           95.7%             $255
          Total Wyoming                                                       1              115           95.7%             $255

   Totals                                                                   171           54,690           89.1%             $324

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               Chateau Communities, Inc., filed a form 8-K on June 12, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13/th/ day of August, 2001.


                                             CP LIMITED PARTNERSHIP



                                            By: /s/ Tamara D. Fischer
                                                ---------------------
                                                   Tamara D. Fischer
                                              Executive Vice President
                                             and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)