Form 10-Q
period 2001-09-30
CP LTD PARTNERSHIP
filed 2001-11-14
CIK 931917

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-12496

--------------------------------------------------------------------------------

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

                                                                                             Pages
                                                                                             -----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Statements of Income for the Three and Nine
                      Months Ended September 30, 2001 and 2000                                  1


                 Condensed Consolidated Balance Sheets as of September 30, 2001 and
                      December 31, 2000                                                         2


                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 2001 and 2000                                         3


                 Notes to Condensed Consolidated Financial Statements                        4 -8


Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                              9 - 13


Item 3.          Quantitative and Qualitative Disclosures about Market Risk                     13


PART II.         OTHER INFORMATION                                                              14


SIGNATURE                                                                                       20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per unit data)

                                                                               Three Months Ended              Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                            ------------------------        ------------------------
                                                                              2001            2000            2001            2000
                                                                            --------        --------        --------        --------
Revenues:
  Rental income                                                             $ 60,884        $ 47,495        $158,851        $139,890
  Interest income                                                              2,789           2,827           7,469           7,295
  Management fee and other income                                                897             948           3,435           3,708
                                                                            --------        --------        --------        --------
                                                                              64,570          51,270         169,755         150,893

Expenses:
  Property operating and maintenance                                          19,387          13,503          47,720          39,177
  Real estate taxes                                                            4,224           3,327          11,136           9,994
  Depreciation and amortization                                               12,865          11,050          36,265          32,457
  Administrative                                                               2,398           2,205           7,231           6,918
  Interest and related amortization                                           13,470           9,426          31,680          26,674
                                                                            --------        --------        --------        --------
                                                                              52,344          39,511         134,032         115,220
                                                                            --------        --------        --------        --------

Net income                                                                    12,226          11,759          35,723          35,673

Less distribution to Preferred OP Unitholders                                  1,523           1,523           4,570           4,570
                                                                            --------        --------        --------        --------

  Net income attributable to common OP Unitholders                          $ 10,703        $ 10,236        $ 31,153        $ 31,103
                                                                            ========        ========        ========        ========

Net income attributable to common OP Unitholders:
  General partner                                                           $  9,060        $  9,076        $ 27,192        $ 27,560
  Limited partner                                                              1,643           1,160           3,961           3,543

                                                                            --------        --------        --------        --------
                                                                            $ 10,703        $ 10,236        $ 31,153        $ 31,103
                                                                            ========        ========        ========        ========
Per common OP Unit information:

  Basic earnings per OP Unit                                                $   0.32        $   0.32        $   0.95        $   0.97
                                                                            ========        ========        ========        ========

  Diluted earnings per OP Unit                                              $   0.31        $   0.32        $   0.94        $   0.97
                                                                            ========        ========        ========        ========

  The accompanying notes are an integral part of these financial statements.

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per unit data)

                                                                                           September 30,    December 31,
                                                  ASSETS                                        2001            2000
                                                                                           -------------    ------------
                                                                                            (Unaudited)
Rental property:
  Land                                                                                       $  206,655     $  139,417
  Land and improvements for expansion sites                                                     109,140         26,145
  Depreciable property                                                                        1,382,330        925,889
                                                                                           -------------    ------------
                                                                                              1,698,125      1,091,451
  Less:  accumulated depreciation                                                               272,163        235,653
                                                                                           -------------    ------------

  Net rental property                                                                         1,425,962        855,798

Cash and cash equivalents                                                                           312             99
Rents and others receivables, net                                                                10,270          7,107
Notes receivable                                                                                 63,442         24,539
Investments in and advances to affiliates                                                        92,668        119,727
Prepaid expenses and other assets                                                                13,139         10,594
                                                                                           -------------    ------------

          Total assets                                                                       $1,605,793     $1,017,864
                                                                                           =============    ============
                                                   LIABILITIES

Debt                                                                                         $1,026,428     $  535,470
Accrued interest payable                                                                          8,446          6,953
Accounts payable and accrued expenses                                                            36,661         14,085
Rents received in advance and security deposits                                                  13,875          7,816
Dividends and distributions payable                                                              19,270            765
                                                                                           -------------    ------------

          Total liabilities                                                                   1,104,680        565,089


                                                   PARTNERS' EQUITY

Partners' Capital, Unlimited Authorized Units:
 34,724,802 and 32,124,469, Common OP Units outstanding
 at September 30, 2001 and December 31, 2000, respectively
 1,500,000 Preferred OP Units outstanding at September 30, 2001
 and December 31, 2000, respectively                                                                  -              -

General Partner                                                                                 352,016        335,912
Limited Partners                                                                                 76,140         43,906
Preferred OP Units, Series A                                                                     72,957         72,957
                                                                                           -------------    ------------
   Total partners' equity                                                                       501,113        452,775
                                                                                           -------------    ------------

    Total liabilities and partners' equity                                                   $1,605,793     $1,017,864
                                                                                           =============    ============

  The accompanying notes are an integral part of these financial statements.

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per unit data)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                        ---------------------------
                                                                                                           2001             2000
                                                                                                        ---------         ---------
Cash flows from operating activities:
 Net income                                                                                             $  31,153         $  31,103
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                             36,265            32,457
 Amortization of debt issuance costs                                                                          703               431
 Increase in operating assets                                                                              (1,862)           (4,927)
 Increase in operating liabilities                                                                          7,503             5,099
                                                                                                        ---------         ---------
   Net cash provided by operating activities                                                               73,762            64,163

Cash flows from investing activities:
 Acquisition of CWS                                                                                      (299,495)                -
 Acquisitions of rental properties and land to be developed                                               (20,766)           (1,972)
 Additions to rental property and equipment                                                               (28,615)          (20,914)
 Disposition of rental property                                                                            17,102                 -
 Investment in and advances to affiliates                                                                  (7,603)          (19,102)
 Advances on notes receivable, net                                                                         (9,500)           (7,949)
                                                                                                        ---------         ---------
   Net cash used in investing activities                                                                 (348,877)          (49,937)

Cash flows from financing activities:
 Borrowings on short-term debt                                                                            432,551           190,227
 Payments on lines of credit                                                                             (101,050)         (246,179)
 Payoff of debt                                                                                                 -          (190,824)
 Payoff of debt assumed in connection with CWS Acquisition                                                (20,991)                -
 Principal payments on debt                                                                                (1,456)             (904)
 Distributions to OP Unitholders                                                                          (35,223)          (48,506)
 OP Units repurchased and retired                                                                               -           (11,323)
 Proceeds from the issuance of debt                                                                             -           295,295
 Payment of debt issuance costs                                                                            (1,377)             (617)
 Exercise of Chateau's stock options and other                                                              2,874               821
                                                                                                        ---------         ---------
   Net cash provided by (used in) financing activities                                                    275,328           (12,010)
                                                                                                        ---------         ---------

Increase in cash and cash equivalents                                                                         213             2,216
Cash and cash equivalents, beginning of period                                                                 99               348
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period                                                                $     312         $   2,564
                                                                                                        =========         =========
Supplemental cash flow information:
Fair Market Value of OP Units issued in connection with acquisitions/development                        $  71,934         $     656
                                                                                                        =========         =========
Debt & Liabilities assumed in connection with acquisitions                                              $ 171,748         $       -
                                                                                                        =========         =========
Notes Payable issued in connection with acquisition                                                     $   9,942         $       -
                                                                                                        =========         =========
Notes Receivable issued in connection with OP unit issuance                                             $   3,028         $       -
                                                                                                        =========         =========
Accrual of costs associated with acquisition                                                            $   4,888         $       -
                                                                                                        =========         =========

  The accompanying notes are an integral part of these financial statements.

                            CP LIMITED PARTNERSHIP

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Countinued
                                  (Unaudited)

--------------------------------------------------------------------------------

1. Background and Basis of Presentation:
   -------------------------------------
   Background -
   CP Limited Partnership is a limited partnership and was formed by Chateau Communities, Inc., a real estate investment trust, as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. We are engaged in owning and operating manufactured housing community properties. As of September 30, 2001, our portfolio consisted of 222 properties, containing an aggregate of 70,858 homesites and 1,790 park model/RV sites, located in 33 states. We also fee manage 40 properties, containing an aggregate of 8,734 homesites.

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

   Basis of Presentation -
   The accompanying condensed consolidated financial statements of the company include all accounts of CP Limited and our subsidiaries. Chateau and ROC Communities, Inc, are general partners. As of September 30, 2001, Chateau owned on a combined basis, an 83 percent general partner interest. Pursuant to the terms of the operating partnership agreement, we are required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by us are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of September 30, 2001 is identical to our accompanying balance sheet, except as follows:

                                                                                                           Chateau
(In thousands)                                           As Presented Herein                           Communities, Inc.
                                                         September 30, 2001          Adjustments       September 30, 2001
                                                         -------------------        -------------     --------------------
Minority interest in CP Limited Partnership              $                -         $    149,097      $            149,097
                                                         ===================        =============     ====================
Equity:
  General partner                                        $          352,016         $   (352,016)     $                  -
  Limited partner                                                   149,097             (149,097)                        -
  Common stock                                                                               288                       288
  Additional paid-in capital                                                             489,505                   489,505
  Dividends in excess of accumulated earnings                                           (117,320)                 (117,320)
  Accumulated other comprehensive income                                                  (6,696)                   (6,696)
  Notes receivable from officers                                                         (13,761)                  (13,761)

                                                         -------------------        -------------     --------------------
Partners'/Shareholders' equity                           $          501,113         $   (149,097)     $            352,016
                                                         ===================        =============     ====================

   All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

   Reclassifications -
   Certain prior year amounts have been reclassified to conform to current period presentation.

                            CP LIMITED PARTNERSHIP

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Countinued
                                  (Unaudited)

--------------------------------------------------------------------------------


2. Acquisition of CWS:
   -------------------
   On August 3, 2001 we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the "7.5% Notes"). The portfolio consists of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002.

   In connection with the CWS Acquisition, the following related transactions occurred:

      . Certain limited partners in the CWS operating partnership ("CWS OP") also agreed that the terms of the loans extended to them by CWS OP in the aggregate amount of $26 million would be amended and restated effective as of the closing date of the CWS Acquisition. Prior to the CWS Acquisition, these loans were secured with the pledge of shares of stock of CWS and units of limited partner interest in CWS OP, 50% of which could be purchased by CWS at its option upon the occurrence of certain events, including certain prepayments and upon maturity. As of August 2, 2001, these loans were amended and restated to, among other things, replace the collateral with a proportionate amount of OP Units, provide for an initial purchase price for such OP Units subject to our repurchase option at $27.17 per OP Units, eliminate our right to exercise this repurchase option in the event of a prepayment of these loans in full prior to January 1, 2003 and lower the exercise price of this repurchase option in the event that certain distributions are made to the borrowers. The maturity dates of these loans vary between June 14, 2009 and September 26, 2010. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Notes Receivable in the accompanying consolidated balance sheet as of September 30, 2001.

      . We agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to us through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. As of September 30, 2001, we have issued $3,028,000 of such notes/OP Units and the notes are included in Notes Receivable in the accompanying consolidated balance sheet as of September 30, 2001.

   The following unaudited pro forma income statement information has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2000. In addition, the pro forma information is presented as if the acquisition of eight properties made in 2000 by CWS and the disposition of one property by us in September 2001 had occurred on January 1, 2000. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2000.

                            CP LIMITED PARTNERSHIP

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Countinued
                                  (Unaudited)

--------------------------------------------------------------------------------

(in thousands, except per share data)

                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                            2001                   2000
                                                                                          --------               --------
Revenues                                                                                   $204,068              $197,055

Total expenses                                                                              173,040               171,266
                                                                                           --------              --------
Net income *                                                                               $ 31,028              $ 25,789
                                                                                           ========              ========
Earning per share - basic                                                                  $   0.90              $   0.75
                                                                                           ========              ========
Earnings per share - diluted                                                               $   0.89              $   0.75
                                                                                           ========              ========
Weighted average common shares and OP Units outstanding - basic                              34,534                34,273
                                                                                           ========              ========
Weighted average common shares and OP Units outstanding - diluted                            34,356                34,356
                                                                                           ========              ========

____________
* assumes all OP Units are exchanged for common stock

3. Rental Property:
   ----------------
   We purchased two communities in April and May of 2001. One community was purchased for $5.4 million, is located in Indiana, and has 288 sites. The other community was purchased for $23.9 million, is located in Georgia, and has 911 sites and land for future development.

   In the third quarter, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet company portfolio objectives.

   In September 2001, we sold one manufactured home community, containing 520 homesites, which was acquired as part of the CWS Acquisition and was under contract at the time of acquisition, for net proceeds of approximately $17.1 million.

4. Equity Transactions:
   --------------------
   On September 13, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of September 28, 2001. The distribution was paid October 15, 2001 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 2001.

   On May 17, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of June 29, 2001.

   On February 22, 2001, we declared a cash distribution of $.545 per OP Unit to OP Unitholders of record as of March 30, 2001.

                            CP LIMITED PARTNERSHIP

                                  (Unaudited)

--------------------------------------------------------------------------------

Basic and diluted earning per share ("EPS") are summarized in tbhe following table:

                                                             For the Three Months              For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                           -------------------------        ------------------------
(In thousands, except per OP Unit data)                       2001            2000            2001            2000
                                                           ---------        --------        --------        --------
Basic Earnings Per OP Unit:
  Net income attributable to common OP Unitholders           $10,703         $10,236         $31,153         $31,103
                                                             =======         =======         =======         =======

  Weighted average  OP Units - Basic                          33,958          32,106          32,857          32,134
                                                             =======         =======         =======         =======

  Per OP Unit                                                $  0.32         $  0.32         $  0.95         $  0.97
                                                             =======         =======         =======         =======
Diluted Earnings Per OP Unit:
  Net income attributable to common OP Unitholders           $10,703         $10,236         $31,153         $31,103
                                                             =======         =======         =======         =======

  Weighted average common OP Units outstanding                33,958          32,106          32,857          32,134
  Chateau employee stock options                                 160             117             201              83
                                                             -------         -------         -------         -------

  Weighted average OP Units - Diluted                         34,118          32,223          33,058          32,217
                                                             =======         =======         =======         =======

  Per OP Unit                                                $  0.31         $  0.32         $  0.94         $  0.97
                                                             =======         =======         =======         =======

5. Financing:
   ---------

   The following table sets forth certain information regarding our debt at September 30, 2001.

                                              Weighted Average                               Principal
     (In thousands)                            Interest Rate              Maturity Date       Balance
                                            --------------------         ---------------    -----------
     Fixed rate mortgage debt                      7.63%                    2002 - 2011      $    286,583
     Unsecured Senior Notes                        7.50%                    2003 - 2005           320,000
     Unsecured Installment Notes                   7.50%                           2012             9,942
     Acquisition Facility                          4.14%                           2002           323,000
     Unsecured lines of credit                     4.28%                           2004            83,231
     Other notes payable                                                                            3,672
                                                                                             ------------
                                                                                             $  1,026,428
                                                                                             ============

6. Related Party Transactions:
   --------------------------
   Included in management fee and other income is $617,000 and $570,000, and $2,649,000 and $2,446,000 of management and transaction fee income received from N'Tandem Trust for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively.

7. New Accounting Standards:
   ------------------------
   In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS No. 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the

                            CP LIMITED PARTNERSHIP

                                  (Unaudited)

--------------------------------------------------------------------------------

   derivative is designated as part of a hedged transaction. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to have a significant impact on our financial position or results of operations.

8. Subsequent Events:
   -----------------
   On October 23, 2001, we issued $150 million of 7.125% Senior Unsecured Notes, due 2011 in a private placement. Net proceeds of $148.3 million were used to repay a portion of the outstanding indebtedness under the Acquisition Facility.

   In October 2001, we extended $50 million of our $70 million 7.54% senior unsecured notes scheduled to mature in November 2003 to October 2021 at 8.3%.

   On October 25, 2001, we purchased the remaining interests in one of our joint ventures for approximately $12 million, consisting of $1.6 million in OP Units, cash of $5.5 million and the remainder in forgiveness of a note receivable to us. This community has 400 homesites.

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

Overview

In August 2001, we purchased CWS Communities Trust, a private real estate investment trust for $552 million. The portfolio consists of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than our next largest REIT competitor.

As of September 30, 2001, our portfolio comprised 222 manufactured home communities containing 70,858 manufactured homesites and 1,790 park model/RV sites, located in 33 states. We also fee manage 40 properties, containing an aggregare of 8,734 homesites. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three and nine months ended September 30, 2001 and 2000. We consider all communities owned by us at the beginning of the period as our "Core Portfolio."

                                                                           Core Portfolio                           Total
                                                                    -----------------------------       ----------------------------
                                                                        2001            2000               2001             2000
                                                                    -------------   -------------       ------------    ------------
Dollars in thousands, except per site information

As of September 30,
-----------------------------------------------------------
Number of communities                                                     165               165               222               165
Total manufactured homesites                                           52,518            51,915            70,858            51,915
Occupied sites                                                         47,058            47,595            62,988            47,595
Occupancy                                                                89.6%             91.7%             88.9%             91.7%

For the three months ended September 30,
-----------------------------------------------------------
Rental income                                                        $ 48,308          $ 46,895          $ 60,884          $ 47,495
Property operating expenses                                          $ 17,990          $ 16,830          $ 23,611          $ 16,830
Net operating income                                                 $ 30,318          $ 30,065          $ 37,273          $ 30,665
Weighted average monthly rent per site                               $    330          $    318          $    333          $    322

For the nine months ended September 30,
-----------------------------------------------------------
Rental income                                                        $144,954          $139,290          $158,851          $139,890
Property operating expenses                                          $ 51,778          $ 49,171          $ 58,856          $ 49,171
Net operating income                                                 $ 93,176          $ 90,119          $ 99,995          $ 90,719
Weighted average monthly rent per site                               $    328          $    314          $    328          $    316

Comparison of three months ended September 30, 2001 to three months ended September 30, 2000

For the three months ended September 30, 2001, net income was $12,226,000, an increase of $467,000 from the three months ended September 30, 2000. The increase was due to the CWS Acquisition, along with increased net operating income from our Core Portfolio, offset by increased depreciation, property based operating expenses, and lower profit from CSI.

Rental revenue for the three months ended September 30, 2001 was $60,884,000 an increase of $13,389,000 from the three months ended September 30, 2000. The increase is primarily due to the CWS Acquisition and rental increases in our Core Portfolio.

Weighted average occupancy for the three months ended September 30, 2001 was 58,217 sites compared with 47,485 for the same period in 2000. The occupancy rate was 88.9 percent on 70,858 sites as of September 30, 2001, compared to 91.7 percent on 51,915 sites as of September 30, 2000. The occupancy rate on our stabilized portfolio was 91.4 percent as of September 30, 2001 compared to 93.2 percent as of September 30, 2000. Our stabilized portfolio includes communities where we do not have, or have not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2001 was $333 compared with $322 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2001 was $330 compared with $318 for the same period in 2000 an increase of 3.9 percent.

Management fee and other income primarily include management and transaction fee income for the management of 40 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $617,000 and $570,000 of fees from N'Tandem for the three months ended September 30, 2001 and 2000, respectively.

Property operating and maintenance expense for the three months ended September 30, 2001 increased by $5,884,000 or 43.6 percent from the same period a year ago. The majority of the increase was due to the CWS Acquisition, which accounted for $4,000,000. The remaining change is due to increases in our Core Portfolio, including increased bad debt, property insurance, healthcare and administrative costs.

Given the slowing economy, combined with continuing system issues, we wrote off an additional $1.3 million of accounts receivable in the third quarter. The system issues include retraining our on-site management to collect rents using a lockbox system. We anticipate collections will continue to be difficult into the future.

Administrative expense for the three months ended September 30, 2001 increased by $193,000 from the same period a year ago. Administrative expense in the third quarter of 2001 was 3.7 percent of total revenues as compared to 4.3 percent in 2000.

Depreciation and amortization expense for the three months ended September 30, 2001, increased $1,815,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the third quarter of 2001 remained relatively unchanged from 2000.

Comparison of nine months ended September 30, 2001 to nine months ended September 30, 2000

For the nine months ended September 30, 2001, net income was $35,723,000, an increase of $50,000 from the nine months ended September 30, 2000. The increase was due to the CWS Acquisition, along with increased net operating income from our Core Portfolio, offset by increased depreciation, property based operating expenses, and lower profit from CSI.

Rental revenue for the nine months ended September 30, 2001, was $158,851,000, an increase of $18,961,000 from the nine months ended September 30, 2000. The increase is primarily due to the CWS Acquisition and rental increases in our Core Portfolio.

Weighted average occupancy for the nine months ended September 30, 2001, was 51,527 sites compared with 47,420 for the same period in 2000. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2001 was $328 compared with $316 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2001 was $328, compared with $314 for the same period in 2000, an increase of 4.3 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $174,000 for the nine months ended September 30, 2001 from the same period in 2000 is due primarily to increased lending activities.

Management fee and other income primarily include management and transaction fee income for the management of 40 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $2,649,000 and $2,446,000 of fees from N'Tandem for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $273,000 in the nine months ended September 30, 2001 from the same period in 2000 is due primarily to increased overhead expense allocations to CSI.

Property operating and maintenance expense for the nine months ended September 30, 2001 increased by $8,543,000 or 21.8% percent from the same period a year ago. The increase was due to the CWS Acquisition, which accounted for $4,000,000. The remaining change is due to increases in our Core Portfolio, including increased bad debt, property insurance, healthcare and administrative costs.

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

Given the slowing economy, combined with continuing system issues, we wrote off an additional $1.3 million of accounts receivable in the third quarter. The system issues include retraining our on-site management to collect rents using a lockbox system. We anticipate collections will continue to be difficult into the future.

Administrative expense for the nine months ended September 30, 2001 increased by $313,000 from the same period a year ago. Administrative expense in the first nine months of 2001 was 4.3 percent of total revenues as compared to 4.6 percent in 2000.

Depreciation and amortization expense for the nine months ended September 30, 2001, increased $3,808,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the nine months of 2001 remained relatively unchanged from 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $73,762,000 for the nine months ended September 30, 2001, compared with $64,163,000 for the nine months ended September 30, 2000. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the nine months ended September 30, 2001 was $348,877,000. This amount represents acquisitions, dispositions, investments and advances to affiliates, lending activity, capital expenditures, and development and acquisition costs. In the third quarter 2001, we purchased CWS for $552 million, including $323 million in cash, $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the "August 2012 Notes"). The portfolio consists of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 309,371 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2010, subject to extension in certain events. These notes are collateralized by the related OP Units.

In the third quarter, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet company portfolio objectives. To date, we have sold one property for $17 million, and anticipate completing more sales by year-end. The sold property was acquired as part of the CWS Communities acquisition and was under contract at the time of acquisition.

Development and acquisition costs were $320,261,000 (including the CWS Acquisition), capital expenditures were approximately $28,615,000 (which includes recurring cap-ex of $5,472,000 and $19,100,000 in development), investments in and advances to affiliates were $7,603,000 and advances on notes receivable were approximately $9,500,000. Capital expenditures have historically been financed with cash from operations and it is our intention that such future expenditures will be financed with cash from operations.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $275,328,000. This was due primarily to borrowing $323,000,000 on the Acquisition Facility for the CWS Acquisition, offset by payment of distributions to OP Unitholders.

On October 23, 2001, we issued $150 million of 7.125% Senior Unsecured Notes, due 2011 in a private placement. Accordingly, any such senior notes have not been registered under the Securities Act of 1933, as amended, and may not be reoffered or resold in the United States absent registration or an applicable exemption from the registration requirements under this Act. Net proceeds of $148.3 million were used to repay a portion of the outstanding indebtedness under the Acquisition Facility. In connection with the private placement, we entered into a hedge of forecasted interest payments. At September 30, 2001, there was an accumulated hedge loss of $7.1 million.

In October 2001, we extended $50 million of our $70 million 7.54% senior unsecured notes scheduled to mature in November 2003 to October 2021 at 8.3%.

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. In February 2001, we renegotiated our BankOne credit facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (together with our BankOne credit facility, "Credit Facilities"). As of September 30, 2001 we had approximately $83 million outstanding under our Credit Facilities and had available $49 million in additional borrowing capacity.

In addition to repayment of long-term borrowings and amounts outstanding under the Acquisition and Credit Facilities, our principal long-term liquidity needs will be derived from future acquisitions of communities, acquisition of land for development, and new community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, proceeds from the sale of certain assets as discussed above, and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including distributions, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under our Credit Facilities and other lines of credit.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to have a significant impact on our financial position or results of operations.

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

                                                                        For the Quarter                     For the Nine Months
                                                                       Ended September 30,                   Ended September 30,
                                                                  ----------------------------         ----------------------------
                                                                      2001            2000                  2001           2000
                                                                  -------------   ------------         -------------   ------------
Net Income                                                          $12,226           $11,759           $35,723           $35,673

Plus:
  Depreciation and amortization                                      12,865            11,050            36,265            32,457

Less:
  Depreciation expense on corporate assets                              108               108               323               323
  Distributions to Preferred OP Units                                 1,523             1,523             4,570             4,570
                                                                    -------           -------           -------           -------
FFO                                                                 $23,460           $21,178           $67,095           $63,237
                                                                    =======           =======           =======           =======


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of September 30, 2001.

                                                                                                 Weighted
           (In thousands)                                  Amount of            Percent of        Average          Maturity
                                                         Indebtedness           Total Debt     Interest Rate         Date
                                                         ------------           ----------     -------------       --------
Mortgage Debt:

Collateral Mortgage (7 properties)                          $  115,166              11.3%            7.8%              2010
Other (30 properties)                                          171,417              16.8%            7.5%         2002-2011
                                                            ------------         ----------       ----------
  Total Mortgages                                              286,583              28.0%            7.6%

Unsecured Debt:

Unsecured Senior Notes                                          50,000               4.9%            8.0%              2003
Unsecured Senior Notes                                          70,000               6.8%            7.5%              2003
Unsecured Senior Notes                                         100,000               9.8%            8.3%              2005
Unsecured Senior Notes                                         100,000               9.8%            6.4%              2004
                                                            ------------         ----------       ----------
  Total Unsecured                                              320,000              31.3%            7.5%
                                                            ------------         ----------       ----------
Unsecured Installment Notes                                      9,942               1.0%            7.5%              2012

  Total Fixed Rate                                             616,525              60.3%            7.6%

Variable Rate Debt:

Acquisition Facility                                           323,000              31.6%           4.14               2002

Credit Facilities                                               83,231               8.1%            4.3%              2004
                                                            ------------
  Total Secured and Unsecured                               $1,022,756             100.0%
                                                            ============

Based on the average amount outstanding under our Acquisition and Credit Facilities for the nine months ended September 30, 2001, if the LIBOR rate under these facilities was 100 basis points higher or lower during the nine months ended September 30, 2001, then our interest expense (before adjustments for capitalized items), for the period would have increased or decreased by approximately $1,166,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds

          The Acquisition Facility limits the payment of distributions by the Operating Partnership in any year to 95% of Funds From Operations for such year.

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

The following table sets forth certain information, as of September 30, 2001, regarding our Properties, excluding the three park model/RV communities.
*    These properties are included in our Active Expansion Portfolio.


                                                                                                               Weighted
                                                                       Total         Total                      Average
                                           Location (Closest           Comm-         Number                   Monthly Rent
                Community          State     Major City)              unities       of Sites   Occupancy        per Site
---------------------------------------------------------------------------------------------------------------------------------
    100 Oaks                         AL    Fultondale                                     230       86.5%               $233
    Green Park South                 AL    Montgomery                                     415       92.0%               $266
*   Lakewood                         AL    Montgomery                                     396       52.3%               $187
                    Total Alabama                                             3         1,041       75.7%               $229
    Westpark                         AZ    Phoenix                                        222       78.4%               $341
                    Total Arizona                                             1           222       78.4%                341
    Bermuda Palms                    CA    Palm Springs                                   185       95.7%               $390
    Eastridge                        CA    San Jose                                       187       99.5%               $687
    Green River                      CA    Los Angeles                                    333      100.0%               $703
    Jurupa Hills Cascade             CA    Los Angeles                                    323       96.0%               $611
    La Quinta Ridge                  CA    Palm Springs                                   152       92.1%               $430
    Los Ranchos                      CA    Los Angeles                                    389       72.8%               $350
    The Colony                       CA    Palm Springs                                   220       98.6%               $729
    The Orchard                      CA    San Francisco                                  233       99.6%               $638
                    Total California                                          8         2,022       92.9%               $380

                                                                            Total                 Weighted Average
                                     Location (Closest        Total       Number of               Monthly Rent per
         Community        State         Major City)        Communities      Sites     Occupancy         Site
-------------------------------------------------------------------------------------------------------------------
    Antelope Ridge          CO    Colorado Springs                               140       39.3%               $308
    CV-Denver               CO    Denver                                         345       93.9%               $421
    CV-Longmont             CO    Longmont                                       310       99.0%               $435
    Friendly Village        CO    Greeley                                        226       98.7%               $221
    Pine Lakes Ranch        CO    Denver                                         762       98.8%               $391
    Prairie Greens          CO    Denver                                         139        3.6%               $300
    Redwood Estates         CO    Denver                                         753       98.4%               $377
        Total Colorado                                                7        2,675       90.0%               $372
    Cedar Grove             CT    New Haven                                       60       98.3%               $318
    Evergreen               CT    New Haven                                      102       96.1%               $318
    Green Acres             CT    New Haven                                       64       98.4%               $320
    Highland                CT    New Haven                                       50       94.0%               $332
        Total Connecticut                                             4          276       96.7%               $321
    Anchor North            FL    Tampa Bay                                       93       95.7%               $291
    Audubon                 FL    Orlando                                        280       95.0%               $276
    Beacon Hill Colony      FL    Tampa                                          201      100.0%               $243
    Beacon Terrace          FL    Tampa                                          297      100.0%               $245
    Colony Cove             FL    Sarasota                                     2,211       99.2%               $375
    Conway Circle           FL    Orlando                                        111       95.5%               $326
    Crystal Lake            FL    St. Petersburg                                 166       92.2%               $242
    Crystal Lake Club       FL    Tampa                                          599       77.1%               $301
*   Crystal Lakes           FL    Tampa                                          330       60.3%               $163
    CV-Jacksonville         FL    Jacksonville                                   643       90.2%               $331
    Del Tura                FL    Fort Myers                                   1,344       88.2%               $445
    Eldorado Estates        FL    Daytona Beach                                  126       98.4%               $310
    Emerald Lake            FL    Fort Myers                                     201       99.0%               $308
    Fairways Country Club   FL    Orlando                                      1,141       99.5%               $313
*   Foxwood Farms           FL    Orlando                                        375       79.7%               $230
    Haselton Village        FL    Orlando                                        292       98.6%               $240
    Hidden Valley           FL    Orlando                                        303       99.7%               $329
    Indian Rocks            FL    Clearwater                                     148       70.3%               $245
    Jade Isle               FL    Orlando                                        101       94.1%               $336
    Lakeland Harbor         FL    Tampa                                          504       99.2%               $266
    Lakeland Junction       FL    Tampa                                          191      100.0%               $206
    Lakes at Leesburg       FL    Orlando                                        640       99.8%               $284
    Lakeside Terrace        FL    Orlando                                        241       98.8%               $231
    Land O' Lakes           FL    Orlando                                        173       98.3%               $268
    Midway Estates          FL    Vero Beach                                     204       71.6%               $337
    Oak Springs             FL    Orlando                                        438       73.1%               $257
    Orange Lake             FL    Orlando                                        242       97.5%               $272
    Palm Beach Colony       FL    West Palm Beach                                285       90.5%               $327
    Palm Valley             FL    Orlando                                        642       99.7%               $365
    Parkwood Communities    FL    Orlando                                        698       96.3%               $181
    Pedaler's Pond          FL    Orlando                                        214       85.5%               $220
*   Pinelake Gardens        FL    Vero Beach                                     532       84.0%               $320
    Pinellas Cascades       FL    Clearwater                                     238       92.4%               $408
    Shadow Hills            FL    Orlando                                        670       79.6%               $340
    Shady Lane              FL    Clearwater                                     108       93.5%               $280
    Shady Oak               FL    Clearwater                                     250       96.0%               $347

                                                                             Total                 Weighted Average
                                      Location (Closest        Total       Number of               Monthly Rent per
          Community         State        Major City)        Communities      Sites     Occupancy         Site
--------------------------------------------------------------------------------------------------------------------
    Shady Village            FL    Clearwater                                     156       96.2%               $327
    Southwind Village        FL    Naples                                         338       93.5%               $325
    Starlight Ranch          FL    Orlando                                        783       95.7%               $328
    Sunny South Estates      FL    West Palm Beach                                319       93.7%               $432
    Tara Woods               FL    Tampa                                          531       96.8%               $327
    Tarpon Glen              FL    Clearwater                                     170       87.6%               $328
    Town & Country           FL    Orlando                                         73       95.9%               $324
    University Village       FL    Orlando                                        480       85.0%               $348
    Village Green            FL    Vero Beach                                     780      100.0%               $350
    Whispering Pines         FL    Clearwater                                     392       95.2%               $374
    Winter Haven Oaks        FL    Orlando                                        343       53.6%               $224
             Total Florida                                            47       19,597       91.9%               $319
    Atlanta Meadows          GA    Atlanta                                         75       96.0%               $273
*   Butler Creek             GA    Augusta                                        376       68.6%               $205
    Camden Point             GA    Kingsland                                      268       47.4%               $176
    Castlewood Estates       GA    Atlanta                                        334       82.6%               $350
    Colonial Coach Estates   GA    Atlanta                                        481       78.2%               $328
    Four Seasons             GA    Atlanta                                        214       97.7%               $284
    Friendly Village         GA    Atlanta                                        203       94.6%               $385
    Golden Valley            GA    Atlanta                                        131       93.1%               $326
    Hunter Ridge             GA    Atlanta                                        850       94.7%               $272
    Lamplighter Village      GA    Atlanta                                        431       97.9%               $361
    Landmark                 GA    Atlanta                                        524       88.4%               $321
    Marnelle                 GA    Atlanta                                        205       92.2%               $316
    Oak Grove Estates        GA    Albany                                         174       84.5%               $169
    Paradise Village         GA    Albany                                         226       67.3%               $185
    Pooles Manor             GA    Atlanta                                        194       81.4%               $330
    Shadowood                GA    Atlanta                                        506       94.9%               $348
    Smoke Creek              GA    Atlanta                                        264       83.0%               $302
    South Oaks               GA    Atlanta                                        295       44.1%               $148
    Stone Mountain           GA    Atlanta                                        354       97.5%               $374
    Suburban Woods           GA    Atlanta                                        216       94.0%               $329
    The Mill                 GA    Atlanta                                        150       86.7%               $297
    Woodlands of Kennesaw    GA    Atlanta                                        273       96.3%               $377
             Total Georgia                                            22        6,744       85.1%               $297
    Lakewood Estates         IA    Davenport                                      180       92.2%               $289
    Terrace Heights          IA    Dubuque                                        317       94.3%               $274
             Total Iowa                                                2          497       93.6%               $279
    Coach Royale             ID    Boise                                           91       97.8%               $312
    Maple Grove Estates      ID    Boise                                          270       97.4%               $327
    Shenandoah Estates       ID    Boise                                          154       96.1%               $319
             Total Idaho                                               3          515       97.1%               $322
    Falcon Farms             IL    Moline                                         215       91.2%               $264
    Maple Ridge              IL    Kankakee                                        75       98.7%
    Maple Valley             IL    Kankakee                                       201       98.5%               $281
             Total Illinois                                            3          491       95.3%               $231

                                                                                      Total                 Weighted Average
                                               Location (Closest        Total       Number of               Monthly Rent per
               Community             State        Major City)        Communities      Sites     Occupancy         Site
-----------------------------------------------------------------------------------------------------------------------------
*   Broadmore                         IN    South Bend                                     360       83.1%               $279
    Forest Creek                      IN    South Bend                                     167       89.8%               $311
*   Fountainvue                       IN    Marion                                         120       84.2%               $184
    Hickory Knoll                     IN    Indianapolis                                   325       96.3%               $331
    Hoosier Estates                   IN    Indianapolis                                   288       97.9%               $173
    Mariwood                          IN    Indianapolis                                   296       86.1%               $310
    Oak Ridge                         IN    South Bend                                     205       92.7%               $271
    Pendleton                         IN    Indianapolis                                   102       84.3%               $246
*   Sherwood                          IN    Marion                                         135       45.2%               $169
    Skyway                            IN    Indianapolis                                   156       84.6%               $304
    Twin Pines                        IN    Goshen                                         238       93.3%               $295
                Total Indiana                                                  11        2,392       87.4%               $256
    Mosby's Point                     KY    Cincinnati                                     150       96.7%               $318
    Rolling Hills                     KY    Louisville                                     158       77.8%               $230
                Total Kentucky                                                  2          308       87.0%               $273
    Pinecrest Village                 LA    Shreveport                                     446       76.7%               $174
    Stonegate, LA                     LA    Shreveport                                     157       99.4%               $187
                Total Louisiana                                                 2          603       82.6%               $177
    Hillcrest                         MA    Boston                                          83       96.4%               $371
    Leisurewoods Rockland             MA    Boston                                         394       99.2%               $357
*   Leisurewoods Taunton              MA    Boston                                         222       89.6%               $306
    The Glen                          MA    Boston                                          36      100.0%               $418
                Total Massachusetts                                             4          735       96.1%               $346
*   Algoma Estates                    MI    Grand Rapids                                   343       82.5%               $332
    Anchor Bay                        MI    Detroit                                      1,384       94.1%               $374
    Arbor Village                     MI    Jackson                                        266       97.0%               $283
    Avon                              MI    Detroit                                        617       97.7%               $446
*   Canterbury Estates                MI    Grand Rapids                                   290       65.9%               $239
    Chesterfield                      MI    Detroit                                        345       96.5%               $394
*   Chestnut Creek                    MI    Flint                                          221       88.2%               $306
    Clinton                           MI    Detroit                                      1,000       94.7%               $378
    Colonial Acres                    MI    Kalamazoo                                      611       93.5%               $314
    Colonial Manor                    MI    Kalamazoo                                      195       95.4%               $292
    Country Estates                   MI    Grand Rapids                                   254       88.2%               $310
*   Cranberry                         MI    Pontiac                                        327       79.5%               $385
    Deerfield Manor (aka Allendale)   MI    Allendale                                       96       30.2%               $  0
    Ferrand Estates                   MI    Grand Rapids                                   420       99.3%               $372
*   Forest Lake Estates               MI    Grand Rapids                                   221       78.3%               $324
*   Grand Blanc                       MI    Flint                                          478       89.1%               $375
    Holiday Estates                   MI    Grand Rapids                                   204       97.5%               $338
    Holly Hills                       MI    Holly                                           96       34.4%               $774
    Howell                            MI    Lansing                                        455       96.9%               $366
*   Huron Estates                     MI    Flint                                          111       84.7%               $228
    Lake in the Hills                 MI    Detroit                                        238      100.0%               $398
*   Leonard Gardens                   MI    Grand Rapids                                   271       88.6%               $304
    Macomb                            MI    Detroit                                      1,426       93.6%               $423
    Maple Run                         MI    Clio                                           145       51.0%               $284
    Norton Shores                     MI    Grand Rapids                                   656       84.0%               $291
    Novi                              MI    Detroit                                        725       89.8%               $432

                                                                               Total                 Weighted Average
                                        Location (Closest        Total       Number of               Monthly Rent per
           Community          State        Major City)        Communities      Sites     Occupancy         Site
-----------------------------------------------------------------------------------------------------------------------
    Oakhill                    MI    Flint                                          504       86.3%               $380
    Old Orchard                MI    Flint                                          200       99.5%               $341
    Orion                      MI    Detroit                                        423       96.7%               $364
    Pine Lakes                 MI    Lapeer                                         136       62.5%               $ 56
    Pinewood                   MI    Columbus                                       380       95.0%               $330
    Pleasant Ridge             MI    Lansing                                        305       71.5%               $239
    Royal Estates              MI    Kalamazoo                                      183       90.7%               $345
    Science City               MI    Midland                                        171       94.2%               $321
    Springbrook                MI    Utica                                          398       98.7%               $345
    Sun Valley                 MI    Jackson                                        197       89.8%               $278
    Swan Creek                 MI    Ann Arbor                                      294       99.7%               $378
*   The Highlands              MI    Flint                                          682       89.4%               $309
*   Torrey Hills               MI    Flint                                          377       89.4%               $364
    Valley Vista               MI    Grand Rapids                                   137       93.4%               $338
    Villa                      MI    Flint                                          319       88.7%               $377
*   Westbrook                  MI    Detroit                                        386       81.1%               $387
    Yankee Spring              MI    Grand Rapids                                   284       85.2%               $279
        Total Michigan                                                  43       16,771       89.8%               $354
    Cedar Knolls               MN    Minneapolis                                    458       96.9%               $420
    Cimmaron                   MN    St. Paul                                       505       97.4%               $420
    Rosemount                  MN    Minneapolis/St. Paul                           182       99.5%               $415
    Twenty-Nine Pines          MN    St. Paul                                       152       89.5%               $337
        Total Minnesota                                                  4        1,297       96.6%               $409
    North Creek                MO    Kansas City                                    234        0.0%               $  0
*   Springfield Farms          MO    Springfield                                    290       45.9%               $182
        Total Missouri                                                   2          524       25.4%               $182
    Countryside Village G.F.   MT    Great Falls                                    226       96.5%               $212
        Total Montana                                                    1          226       96.5%               $212
    Autumn Forest              NC    Greensboro                                     299       81.6%               $265
    Foxhall Village            NC    Raleigh                                        315       96.8%               $324
    Oakwood Forest             NC    Greensboro                                     482       85.7%               $288
    Woodlake                   NC    Greensboro                                     308       90.6%               $259
        Total North Carolina                                             4        1,404       88.4%               $247
    Buena Vista                ND    Fargo                                          400       95.5%               $282
    Columbia Heights           ND    Grand Forks                                    302       97.7%               $296
    President's Park           ND    Grand Forks                                    174       86.2%               $237
    Meadow Park                ND    Fargo                                          117       96.6%               $211
        Total North Dakota                                               4          993       94.7%               $260
    Berryman's Branch          NJ    Philadelphia                                   221       98.6%               $353
    Shenandoah Village         NJ    Philadelphia                                   359       99.7%               $356
        Total New Jersey                                                 2          580       99.3%               $355
    Tierra West                NM    Albuquerque                                    653       63.7%               $366
        Total New Mexico                                                 1          653       63.7%               $366
    Mountain View              NV    Las Vegas                                      349      100.0%               $527
        Total Nevada                                                     1          349      100.0%               $527
    Casual Estates             NY    Syracuse                                       953       68.7%               $306
    Meadowbrook                NY    Ithaca                                         237       63.3%               $296
    Oak Orchard Estates        NY    Rochester                                      235       91.1%               $293
    Shadybrook                 NY    Syracuse                                        97       69.1%               $306
         Total New York                                                  4        1,522       71.4%               $302

                                                                           Total                 Weighted Average
                                    Location (Closest        Total       Number of               Monthly Rent per
         Community        State        Major City)        Communities      Sites     Occupancy         Site
------------------------------------------------------------------------------------------------------------------
*   Hunter's Chase         OH    Lima                                           135       61.5%               $183
    Vance                  OH    Columbus                                       113       79.6%               $271
    Willo-Arms             OH    Cleveland                                      262       98.1%               $222
    Yorktowne              OH    Cincinnati                                     354       94.1%               $349
              Total Ohio                                             4          864       88.3%               $274
    Crestview              OK    Stillwater                                     237       70.5%               $212
          Total Oklahoma                                             1          237       70.5%               $212
    Knoll Terrace          OR    Salem                                          212       94.3%               $380
    Riverview              OR    Portland                                       133       94.7%               $430
            Total Oregon                                             2          345       94.5%               $399
    Greenbriar Village     PA    Allentown                                      319       98.4%               $346
      Total Pennsylvania                                             1          319       98.4%               $346
*   Carnes Crossing        SC    Summerville                                    605       85.0%               $218
*   Conway Plantation      SC    Myrtle Beach                                   299       75.6%               $186
    Saddlebrook            SC    Charleston                                     426       93.9%               $224
    Total South Carolina                                             3        1,330       85.7%               $213
    Arlington Lakeside     TX    Dallas                                         233       96.1%               $301
    Creekside              TX    Dallas                                         585       97.3%               $396
*   Eagle Creek            TX    Tyler                                          198       89.9%               $163
    Grand Place            TX    Dallas                                         333       97.0%               $362
    Harston Woods          TX    Dallas                                         180        0.0%               $  0
    Homestead Ranch        TX    McAllen                                        126       93.7%               $183
    Lamplighter            TX    San Antonio                                    253       94.9%               $396
    Leisure World          TX    Brownsville                                    201       89.1%               $208
*   Misty Winds            TX    Corpus Christi                                 357       81.0%               $283
    North Bluff Estates    TX    Austin                                         274       99.6%               $356
    Northwood              TX    Dallas                                         455       95.4%               $384
    Oakcrest Pointe        TX    San Antonio                                    297       91.9%               $352
    Onion Creek            TX    Austin                                         190       62.6%               $313
    Stonegate Austin       TX    Austin                                         359       98.6%               $371
    Stonegate Pines        TX    Dallas                                         160      100.0%               $308
    The Homestead          TX    McAllen                                         99       98.0%               $226
    Trail's End            TX    Brownsville                                    295       79.3%               $204
             Total Texas                                            17        4,595       88.4%               $309
*   Regency Lakes          VA    Winchester                                     384       91.7%               $233
          Total Virginia                                             1          384       91.7%               $233
    Eagle Point            WA    Seattle                                        230       96.1%               $489
        Total Washington                                             1          230       96.1%               $489
    Breazeale              WY    Laramie                                        117       95.7%               $274
           Total Wyoming                                             1          117       95.7%               $274

    Totals                                                         216       70,858       88.9%               $328

Item 6                  Exhibits and Reports on Form 8-K

                        (a)      Exhibits and Index of Exhibits
                                 None.

                        (b)      Reports on Form 8-K
                                 The Company filed a form 8-K on August 20, 2001 and a form 8-K/A on October 17, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13/th/ day of November, 2001.


                                                          CP LIMITED PARTNERSHIP



                                               By:  /s/ Tamara D. Fischer
                                                    --------------------
                                                    Tamara D. Fischer
                                                 Executive Vice President
                                                and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)