Form 10-Q/A
period 2001-03-31
CP LTD PARTNERSHIP
filed 2002-03-14
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                  FORM 10-Q/A



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

                            CP LIMITED PARTNERSHIP
                                  FORM 10-Q/A
                                     INDEX


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain information and statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives. As used in this Form 10-Q/A, "we", "our", "ours" and "us" refer to CP Limited Partnership and our subsidiaries.

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

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of March, 2002.


                                                          CP LIMITED PARTNERSHIP
                                                 By:   CHATEAU COMMUNITIES, INC.



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