Form 10-Q/A
period 2001-06-30
CP LTD PARTNERSHIP
filed 2002-03-14
CIK 931917

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

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

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               Chateau Communities, Inc., filed a form 8-K on June 12, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14/th/ day of March, 2002.


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