Form 10-Q/A
period 2001-09-30
CP LTD PARTNERSHIP
filed 2002-03-15
CIK 931917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   _________

                                 FORM 10-Q /A



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

                                                                                                            Pages
                                                                                                         -----------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Statements of Income for the Three and Nine Months Ended
                      September 30, 2001 and 2000                                                               1

             Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2002               2

             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
                      30, 2001 and 2000                                                                         3

             Notes to Condensed Consolidated Financial Statements                                            4 -8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                    9 - 13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                        14


PART II.     OTHER INFORMATION                                                                                 14


SIGNATURE                                                                                                      21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CP LIMITED PARTNERSHIP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per unit data)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                  -------------------------          ----------------------------
                                                                    2001             2000               2001               2000
                                                                  --------         --------           --------          ---------
Revenues:
    Rental income                                                 $ 60,884         $ 47,495           $158,851          $ 139,890
    Interest income                                                  2,789            2,827              7,469              7,295
    Management fee and other income                                    897              948              3,435              3,708
                                                                  --------         --------           --------          ---------
                                                                    64,570           51,270            169,755            150,893

Expenses:
    Property operating and maintenance                              19,387           13,503             47,720             39,177
    Real estate taxes                                                4,224            3,327             11,136              9,994
    Depreciation and amortization                                   12,865           11,050             36,265             32,457
    Administrative                                                   2,398            2,205              7,231              6,918
    Interest and related amortization                               13,470            9,426             31,680             26,674
                                                                  --------         --------           --------          ---------
                                                                    52,344           39,511            134,032            115,220
                                                                  --------         --------           --------          ---------

Net income                                                          12,226           11,759             35,723             35,673

Less distribution to Preferred OP Unitholders                        1,523            1,523              4,570              4,570
                                                                  --------         --------           --------          ---------

    Net income attributable to common OP Unitholders              $ 10,703         $ 10,236           $ 31,153          $  31,103
                                                                  ========         ========           ========          =========



Net income attributable to common OP Unitholders:

    General partner                                               $  9,060         $  9,076           $ 27,192          $  27,560

    Limited partner                                                  1,643            1,160              3,961              3,543

                                                                  --------         --------           --------          ---------
                                                                  $ 10,703         $ 10,236           $ 31,153          $  31,103
                                                                  ========         ========           ========          =========

Per common OP Unit information:

    Basic earnings per OP Unit                                    $   0.32         $   0.32           $   0.95          $    0.97
                                                                  ========         ========           ========          =========

    Diluted earnings per OP Unit                                  $   0.31         $   0.32           $   0.94          $    0.97
                                                                  ========         ========           ========          =========

   The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                September 30,          December 31,
                                 ASSETS                                             2001                   2000
                                                                             -------------------     ----------------
                                                                                 (Unaudited)
Rental property:
   Land                                                                      $           206,655     $        139,417
   Land and improvements for expansion sites                                             109,140               26,145
   Depreciable property                                                                1,382,330              925,889
                                                                             -------------------     ----------------
                                                                                       1,698,125            1,091,451
     Less:  accumulated depreciation                                                     272,163              235,653
                                                                             -------------------     ----------------

     Net rental property                                                               1,425,962              855,798

Cash and cash equivalents                                                                    312                   99
Rents and others receivables, net                                                         10,270                7,107
Notes receivable                                                                          63,442               24,539
Investments in and advances to affiliates                                                 92,668              119,727
Prepaid expenses and other assets                                                         13,139               10,594
                                                                             -------------------     ----------------

           Total assets                                                      $         1,605,793     $      1,017,864
                                                                             ===================     ================

                              LIABILITIES

Debt                                                                         $         1,026,428     $        535,470
Accrued interest payable                                                                   8,446                6,953
Accounts payable and accrued expenses                                                     36,661               14,085
Rents received in advance and security deposits                                           13,875                7,816
Dividends and distributions payable                                                       19,270                  765
                                                                             -------------------     ----------------

           Total liabilities                                                           1,104,680              565,089


                            PARTNERS' EQUITY

Partners' Capital, Unlimited Authorized Units:
   34,724,802 and 32,124,469, Common OP Units outstanding                                      -                    -
   at September 30, 2001 and December 31, 2000, respectively
   1,500,000 Preferred OP Units outstanding at September 30, 2001 and December 31, 2000, respectively

General Partner                                                                          352,016              335,912
Limited Partners                                                                          76,140               43,906
Preferred OP Units, Series A                                                              72,957               72,957
                                                                             -------------------     ----------------
     Total partners' equity                                                              501,113              452,775
                                                                             -------------------     ----------------

       Total liabilities and partners' equity                                $         1,605,793     $      1,017,864
                                                                             ===================     ================


   The accompanying notes are an integral part of the financial statements.

                             CP LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                          2001                 2000
                                                                                   ------------------    ---------------
Cash flows from operating activities:

  Net income                                                                        $        31,153       $     31,103

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                              36,265             32,457

  Amortization of debt issuance costs                                                           703                431

  Increase in operating assets                                                               (1,862)            (4,927)

  Increase in operating liabilities                                                           7,503              5,099
                                                                                   ------------------    ---------------

      Net cash provided by operating activities                                              73,762             64,163

Cash flows from investing activities:

  Acquisition of CWS                                                                       (299,495)                 -

  Acquisitions of rental properties and land to be developed                                (20,766)            (1,972)

  Additions to rental property and equipment                                                (28,615)           (20,914)

  Disposition of rental property                                                             17,102                  -

  Investment in and advances to affiliates                                                   (7,603)           (19,102)

  Advances on notes receivable, net                                                          (9,500)            (7,949)
                                                                                   ------------------    ---------------

      Net cash used in investing activities                                                (348,877)           (49,937)

Cash flows from financing activities:

  Borrowings on short-term debt                                                             432,551            190,227

  Payments on lines of credit                                                              (101,050)          (246,179)

  Payoff of debt                                                                                  -           (190,824)

  Payoff of debt assumed in connection with CWS Acquisition                                 (20,991)                 -

  Principal payments on debt                                                                 (1,456)              (904)

  Distributions to OP Unitholders                                                           (35,223)           (48,506)

  OP Units repurchased and retired                                                                -            (11,323)

  Proceeds from the issuance of debt                                                              -            295,295

  Payment of debt issuance costs                                                             (1,377)              (617)

  Exercise of Chateau's stock options and other                                               2,874                821
                                                                                   ------------------    ---------------

      Net cash provided by (used in) financing activities                                   275,328            (12,010)
                                                                                   ------------------    ---------------

Increase in cash and cash equivalents                                                           213              2,216

Cash and cash equivalents, beginning of period                                                   99                348
                                                                                   ------------------    ---------------
Cash and cash equivalents, end of period                                            $         $ 312       $      2,564
                                                                                   ==================    ===============
Supplemental cash flow information:

Fair Market Value of OP Units issued in connection with acquisitions/development    $        71,934       $        656
                                                                                   ==================    ===============
Debt & Liabilities assumed in connection with acquisitions                          $       171,748       $          -
                                                                                   ==================    ===============
Notes Payable issued in connection with acquisition                                 $         9,942       $          -
                                                                                   ==================    ===============
Notes Receivable issued in connection with OP unit issuance                         $         3,028       $          -
                                                                                   ==================    ===============
Accrual of costs associated with acquisition                                        $         4,888       $          -
                                                                                   ==================    ===============

   The accompanying notes are an integral part of the financial statements.

                            CP LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

________________________________________________________________________________


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


(In thousands)                                                                                Chateau
                                                  As Presented Herein                    Communities, Inc.
                                                  September 30, 2001     Adjustments    September 30, 2001
                                                  -------------------  ---------------  ------------------
Minority interest in CP Limited Partnership         $           -       $     149,097    $          149,097
                                                  =================    ===============   ==================
Equity:
  General partner                                   $     352,016       $    (352,016)   $                -
  Limited partner                                         149,097       $    (149,097)                    -
  Common stock                                                                    288                   288
  Additional paid-in capital                                                  489,505               489,505
  Dividends in excess of accumulated earnings                                (117,320)             (117,320)
  Accumulated other comprehensive income                                       (6,696)               (6,696)
  Notes receivable from officers                                              (13,761)              (13,761)

                                                   ----------------    ---------------   ------------------
Partners'/Shareholders' equity                      $     501,113       $    (149,097)   $          352,016
                                                   ================    ===============   ==================

     All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

     Reclassifications -
     Certain prior year amounts have been reclassified to conform to current period presentation.

                            CP LIMITED PARTNERSHIP

                                  (Unaudited)

--------------------------------------------------------------------------------

2.   Acquisition of CWS:
     ------------------
     On August 3, 2001 we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the "7.5% Notes"). The portfolio consists of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002.

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

                             CP LIMITED PARTNERSHIP

                                  (Unaudited)

--------------------------------------------------------------------------------

(in thousands, except per share data)

                                                                             Nine Months Ended September 30,
                                                                        --------------------------------------
                                                                              2001                   2000
                                                                        ----------------       ---------------
Revenues                                                                $     204,068          $     197,055

Total expenses                                                                173,040                171,266
                                                                        -------------          -------------
Net income                                                              $      31,028          $      25,789
                                                                        =============          =============
Earning per share - basic                                               $        0.90          $        0.75
                                                                        =============          =============
Earnings per share - diluted                                            $        0.89          $        0.75
                                                                        =============          =============
Weighted average common shares and OP Units outstanding - basic                34,534                 34,273
                                                                        =============          =============
Weighted average common shares and OP Units outstanding - diluted              34,735                 34,356
                                                                        =============          =============



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

4.   Partners' Capital
     -----------------
     In connection with the CWS Acquisition, we issued 2,040,878 OP Units on August 2, 2001 (see Note 2). In August 2001, we entered into a hedge transaction in relation to the $150 million in notes issued in a private placement on October 30, 2001. As of September 30, 2001, we recorded a loss in other comprehensive income of $7.1 million (see Note 7).

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

                            CP LIMITED PARTNERSHIP

                                  (Unaudited)

--------------------------------------------------------------------------------

Basic and diluted earning per share ("EPS") are summarized in the following table:

                                                                    For the Three Months           For the Nine Months
                                                                     Ended September 30,           Ended September 30,
                                                                ---------------------------     -------------------------
(In thousands, except per OP Unit data)                             2001            2000           2001            2000
                                                                -----------     -----------     ---------      ----------
Basic Earnings Per OP Unit:
  Net income attributable to common OP Unitholders                 $ 10,703        $ 10,236       $ 31,153       $ 31,103
                                                                   ========        ========       ========       ========

  Weighted average  OP Units - Basic                                 33,958          32,106         32,857         32,134
                                                                   ========        ========       ========       ========
  Per OP Unit                                                      $   0.32        $   0.32       $   0.95       $   0.97
                                                                   ========        ========       ========       ========
Diluted Earnings Per OP Unit:
  Net income attributable to common OP Unitholders                 $ 10,703        $ 10,236       $ 31,153       $ 31,103
                                                                   ========        ========       ========       ========

  Weighted average common OP Units outstanding                       33,958          32,106         32,857         32,134
  Chateau employee stock options                                        160             117            201             83
                                                                   --------        --------       --------       --------
  Weighted average OP Units - Diluted                                34,118          32,223         33,058         32,217
                                                                   ========        ========       ========       ========
  Per OP Unit                                                      $   0.31        $   0.32       $   0.94       $   0.97
                                                                   ========        ========       ========       ========

5.   Financing:
     ---------

     The following table sets forth certain information regarding our debt at September 30, 2001.

                                          Weighted Average                                Principal
         (In thousands)                    Interest Rate          Maturity Date            Balance
                                       ---------------------  -----------------------  -----------------
         Fixed rate mortgage debt             7.63%                2002 - 2011         $        286,583
         Unsecured Senior Notes               7.50%                2003 - 2005                  320,000
         Unsecured Installment Notes          7.50%                    2012                       9,942
         Acquisition Facility                 4.14%                    2002                     323,000
         Unsecured lines of credit            4.28%                    2004                      83,231
         Other notes payable                                                                      3,672
                                                                                       ----------------
                                                                                       $      1,026,428
                                                                                       ================

6.   Related Party Transactions:
     --------------------------
     Included in management fee and other income is $617,000 and $570,000, and $2,649,000 and $2,446,000 of management and transaction fee income received from N'Tandem Trust for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively.

7.   New Accounting Standards:
     ------------------------
     We adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS No. 138, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or

                             CP LIMITED PARTNERSHIP

                                   (Unaudited)

--------------------------------------------------------------------------------

     income. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect on accumulated other comprehensive income which is included in the general partner caption in the partners' capital section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

     In August 2001, we entered into a forward interest rate swap agreement to hedge the anticipated issuance of $150 million of senior notes, which are anticipated to be issued pursuant to a bond offering in October 2001. The purpose of the swap is to hedge future interest rate payments on the fixed rate bonds to be issued. We accounted for this swap as a cash flow hedge, in accordance with SFAS No. 133. We are subject to interest rate risk resulting from movements in the interest rate curve between August 16, 2001 (the date of the swap) and the day the bonds are priced as part of the offering. At September 30, 2001, we believe that it is highly probable that the bond issuance will occur as anticipated and that based on information available, the swap will be an effective hedge. In accordance with SFAS No. 133, we recorded a loss on the swap of approximately $7.1 million at September 30, 2001 in other comprehensive income which is included in the general partner caption in the partner's capital section of the Condensed Consolidated Balance Sheet. Under SFAS No. 133, we will begin amortizing the amounts in other comprehensive income related to this hedge once the debt is issued. Based on the loss recorded at September 30, 2001, we anticipate that we will reclassify approximately $1 million of losses from other comprehensive income to interest expense on an annual basis.

     In assessing the fair value of our financial instruments, both derivative and non-derivative, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

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

                                                               Core Portfolio                      Total
                                                         -------------------------        -------------------------
                                                           2001             2000            2001             2000
                                                        ---------        ---------        --------        ---------
Dollars in thousands, except per site information

As of September 30,
-------------------------------------------------
Number of communities                                        165              165              222             165
Total manufactured homesites                              52,518           51,915           70,858          51,915
Occupied sites                                            47,058           47,595           62,988          47,595
Occupancy                                                   89.6%            91.7%            88.9%           91.7%

For the three months ended September 30,
-------------------------------------------------
Rental income                                           $ 48,308         $ 46,895         $ 60,884        $ 47,495
Property operating expenses                             $ 17,990         $ 16,830         $ 23,611        $ 16,830
Net operating income                                    $ 30,318         $ 30,065         $ 37,273        $ 30,665
Weighted average monthly rent per site                  $    330         $    318         $    333        $    322

For the nine months ended September 30,
-------------------------------------------------
Rental income                                           $144,954         $139,290         $158,851        $139,890
Property operating expenses                             $ 51,778         $ 49,171         $ 58,856        $ 49,171
Net operating income                                    $ 93,176         $ 90,119         $ 99,995        $ 90,719
Weighted average monthly rent per site                  $    328         $    314         $    328        $    316

"Core Portfolio."

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

New Accounting Standards

We adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS No. 138, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect on accumulated other comprehensive income which is included in the general partner caption in the partners' capital section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In August 2001, we entered into a forward interest rate swap agreement to hedge the anticipated issuance of $150 million of senior notes, which are anticipated to be issued pursuant to a bond offering in October 2001. The purpose of the swap is to hedge future interest rate payments on the fixed rate bonds to be issued. We accounted for this swap as a cash flow hedge, in accordance with SFAS No. 133. We are subject to interest rate risk resulting from movements in the interest rate curve between August 16, 2001 (the date of the swap) and the day the bonds are priced as part of the offering. At September 30, 2001, we believe that it is highly probable that the bond issuance will occur as anticipated and that based on information available, the swap will be an effective hedge. In accordance with SFAS No. 133, we recorded a loss on the swap of approximately $7.1 million at September 30, 2001 in other comprehensive income which is included in the general partner caption in the partner's capital section of the Condensed Consolidated Balance Sheet.

Under SFAS No. 133, we will begin amortizing the amounts in other comprehensive income related to this hedge once the debt is issued. Based on the loss recorded at September 30, 2001, we anticipate that we will reclassify approximately $1 million of losses from other comprehensive income to interest expense on an annual basis.

In assessing the fair value of our financial instruments, both derivative and non-derivative, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

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

                                                        For the Quarter           For the Nine Months
                                                      Ended September 30,         Ended September 30,
                                                   -------------------------   -------------------------
                                                       2001          2000          2001          2000
                                                   ------------   ----------   ------------   ----------
Net Income                                          $  12,226       $ 11,759    $  35,723      $  35,673
Plus:
     Depreciation and amortization                     12,865         11,050       36,265         32,457
Less:
     Depreciation expense on corporate assets             108            108          323            323
     Distributions to Preferred OP Units                1,523          1,523        4,570          4,570
                                                  -----------     ----------   ----------     ----------
FFO                                                 $  23,460       $ 21,178    $  67,095      $  63,237
                                                  ===========     ==========   ==========     ==========

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtness outstanding as of September 30, 2001.

                                                                          Weighted
                                          Amount of       Percent of       Average        Maturity
            (In thousands)              Indebtedness      Total Debt    Interest Rate       Date
                                       --------------    ------------  ---------------   ----------
Mortgage Debt:

Collateral Mortgage (7 properties)      $   115,166          11.3%           7.8%           2010
Other (30 properties)                       171,417          16.8%           7.5%         2002-2011
                                        -----------        ------          -----
    Total Mortgages                         286,583          28.0%           7.6%

Unsecured Debt:

Unsecured Senior Notes                       50,000           4.9%           8.0%           2003
Unsecured Senior Notes                       70,000           6.8%           7.5%           2003
Unsecured Senior Notes                      100,000           9.8%           8.3%           2005
Unsecured Senior Notes                      100,000           9.8%           6.4%           2004
                                        -----------        ------          -----
    Total Unsecured                         320,000          31.3%           7.5%
                                        -----------        ------          -----
Unsecured Installment Notes                   9,942           1.0%           7.5%           2012
    Total Fixed Rate                        616,525          60.3%           7.6%

Variable Rate Debt:

Acquisition Facility                        323,000          31.6%           4.14           2002
Credit Facilities                            83,231           8.1%           4.3%           2004
                                        -----------
    Total Secured and Unsecured         $ 1,022,756         100.0%
                                        ===========

Based on the average amount outstanding under our Acquisition and Credit Facilities for the nine months ended September 30, 2001 if the LIBOR rate under these facilities was 100 basis points higher or lower during the nine months ended September 30, 2001, then our interest expense (before adjustments for capitalized items), for the period would have increased or decreased by approximately $1,166,000.

In August 2001, we entered into a forward interest rate swap agreement to hedge the interest rate risk associated with the anticipated issuance of $150 million of fixed rate senior notes. We anticipate that the bonds will be issued in
 October 2001. At September 30, 2001, we were paying a fixed rate of approximately 5.7% on the swaps and were receiving a rate of three month LIBOR. CP Limited entered into the swap to hedge movements in interest rates between the trade date on the swap and the date the bonds are issued. Interest rate movements will impact the value of the swap, but will have an inverse impact on the interest rate to be paid on the senior notes to be issued. The fair value of the swap at September 31, 2001 was a liability of approximately $7.1 million. The notional amount of the swaps was $150 million.

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

                                                                                                            Weighted
                                                                                   Total                     Average
                                              Location (Closest      Total         Number                  Monthly Rent
              Community               State      Major City)      Communities     of Sites   Occupancy       per Site
-------------------------------------------------------------------------------------------------------------------------
  100 Oaks                              AL       Fultondale                          230       86.5%           $233
  Green Park South                      AL       Montgomery                          415       92.0%           $266
* Lakewood                              AL       Montgomery                          396       52.3%           $187
                       Total Alabama                                   3           1,041       75.7%           $229
  Westpark                              AZ       Phoenix                             222       78.4%           $341
                       Total Arizona                                   1             222       78.4%            341
  Bermuda Palms                         CA       Palm Springs                        185       95.7%           $390
  Eastridge                             CA       San Jose                            187       99.5%           $687
  Green River                           CA       Los Angeles                         333      100.0%           $703
  Jurupa Hills Cascade                  CA       Los Angeles                         323       96.0%           $611
  La Quinta Ridge                       CA       Palm Springs                        152       92.1%           $430
  Los Ranchos                           CA       Los Angeles                         389       72.8%           $350
  The Colony                            CA       Palm Springs                        220       98.6%           $729
  The Orchard                           CA       San Francisco                       233       99.6%           $638
                    Total California                                   8           2,022       92.9%           $380
   Antelope Ridge                       CO       Colorado Springs                    140       39.3%           $308
   CV-Denver                            CO       Denver                              345       93.9%           $421
   CV-Longmont                          CO       Longmont                            310       99.0%           $435
   Friendly Village                     CO       Greeley                             226       98.7%           $221
   Pine Lakes Ranch                     CO       Denver                              762       98.8%           $391
   Prairie Greens                       CO       Denver                              139        3.6%           $300
   Redwood Estates                      CO       Denver                              753       98.4%           $377
                      Total Colorado                                   7           2,675       90.0%           $372
   Cedar Grove                          CT       New Haven                            60       98.3%           $318
   Evergreen                            CT       New Haven                           102       96.1%           $318
   Green Acres                          CT       New Haven                            64       98.4%           $320
   Highland                             CT       New Haven                            50       94.0%           $332
                   Total Connecticut                                   4             276       96.7%           $321
   Anchor North                         FL       Tampa Bay                            93       95.7%           $291
   Audubon                              FL       Orlando                             280       95.0%           $276
   Beacon Hill Colony                   FL       Tampa                               201      100.0%           $243
   Beacon Terrace                       FL       Tampa                               297      100.0%           $245
   Colony Cove                          FL       Sarasota                          2,211       99.2%           $375
   Conway Circle                        FL       Orlando                             111       95.5%           $326
   Crystal Lake                         FL       St. Petersburg                      166       92.2%           $242

                                                                                                            Weighted
                                                                                   Total                     Average
                                              Location (Closest      Total         Number                  Monthly Rent
              Community               State      Major City)      Communities     of Sites   Occupancy       per Site
-------------------------------------------------------------------------------------------------------------------------
  Crystal Lake Club                    FL        Tampa                                599      77.1%           $301
* Crystal Lakes                        FL        Tampa                                330      60.3%           $163
  CV-Jacksonville                      FL        Jacksonville                         643      90.2%           $331
  Del Tura                             FL        Fort Myers                         1,344      88.2%           $445
  Eldorado Estates                     FL        Daytona Beach                        126      98.4%           $310
  Emerald Lake                         FL        Fort Myers                           201      99.0%           $308
  Fairways Country Club                FL        Orlando                            1,141      99.5%           $313
* Foxwood Farms                        FL        Orlando                              375      79.7%           $230
  Haselton Village                     FL        Orlando                              292      98.6%           $240
  Hidden Valley                        FL        Orlando                              303      99.7%           $329
  Indian Rocks                         FL        Clearwater                           148      70.3%           $245
  Jade Isle                            FL        Orlando                              101      94.1%           $336
  Lakeland Harbor                      FL        Tampa                                504      99.2%           $266
  Lakeland Junction                    FL        Tampa                                191     100.0%           $206
  Lakes at Leesburg                    FL        Orlando                              640      99.8%           $284
  Lakeside Terrace                     FL        Orlando                              241      98.8%           $231
  Land O' Lakes                        FL        Orlando                              173      98.3%           $268
  Midway Estates                       FL        Vero Beach                           204      71.6%           $337
  Oak Springs                          FL        Orlando                              438      73.1%           $257
  Orange Lake                          FL        Orlando                              242      97.5%           $272
  Palm Beach Colony                    FL        West Palm Beach                      285      90.5%           $327
  Palm Valley                          FL        Orlando                              642      99.7%           $365
  Parkwood Communities                 FL        Orlando                              698      96.3%           $181
  Pedaler's Pond                       FL        Orlando                              214      85.5%           $220
* Pinelake Gardens                     FL        Vero Beach                           532      84.0%           $320
  Pinellas Cascades                    FL        Clearwater                           238      92.4%           $408
  Shadow Hills                         FL        Orlando                              670      79.6%           $340
  Shady Lane                           FL        Clearwater                           108      93.5%           $280
  Shady Oak                            FL        Clearwater                           250      96.0%           $347
  Shady Village                        FL        Clearwater                           156      96.2%           $327
  Southwind Village                    FL        Naples                               338      93.5%           $325
  Starlight Ranch                      FL        Orlando                              783      95.7%           $328
  Sunny South Estates                  FL        West Palm Beach                      319      93.7%           $432
  Tara Woods                           FL        Tampa                                531      96.8%           $327
  Tarpon Glen                          FL        Clearwater                           170      87.6%           $328
  Town & Country                       FL        Orlando                               73      95.9%           $324
  University Village                   FL        Orlando                              480      85.0%           $348
  Village Green                        FL        Vero Beach                           780     100.0%           $350
  Whispering Pines                     FL        Clearwater                           392      95.2%           $374
  Winter Haven Oaks                    FL        Orlando                              343      53.6%           $224
                      Total Florida                                    47          19,597      91.9%           $319
  Atlanta Meadows                      GA        Atlanta                               75      96.0%           $273
* Butler Creek                         GA        Augusta                              376      68.6%           $205
  Camden Point                         GA        Kingsland                            268      47.4%           $176
  Castlewood Estates                   GA        Atlanta                              334      82.6%           $350
  Colonial Coach Estates               GA        Atlanta                              481      78.2%           $328
  Four Seasons                         GA        Atlanta                              214      97.7%           $284
  Friendly Village                     GA        Atlanta                              203      94.6%           $385
  Golden Valley                        GA        Atlanta                              131      93.1%           $326
  Hunter Ridge                         GA        Atlanta                              850      94.7%           $272
  Lamplighter Village                  GA        Atlanta                              431      97.9%           $361

                                                                                                   Weighted
                                                                           Total                    Average
                                          Location (Closest     Total      Number                Monthly Rent
              Community             State    Major City)     Communities  of Sites    Occupancy    per Site
  ------------------------------------------------------------------------------------------------------------
  Landmark                           GA        Atlanta                       524        88.4%        $321
  Marnelle                           GA        Atlanta                       205        92.2%        $316
  Oak Grove Estates                  GA        Albany                        174        84.5%        $169
  Paradise Village                   GA        Albany                        226        67.3%        $185
  Pooles Manor                       GA        Atlanta                       194        81.4%        $330
  Shadowood                          GA        Atlanta                       506        94.9%        $348
  Smoke Creek                        GA        Atlanta                       264        83.0%        $302
  South Oaks                         GA        Atlanta                       295        44.1%        $148
  Stone Mountain                     GA        Atlanta                       354        97.5%        $374
  Suburban Woods                     GA        Atlanta                       216        94.0%        $329
  The Mill                           GA        Atlanta                       150        86.7%        $297
  Woodlands of Kennesaw              GA        Atlanta                       273        96.3%        $377
                      Total Georgia                              22        6,744        85.1%        $297
  Lakewood Estates                   IA        Davenport                     180        92.2%        $289
  Terrace Heights                    IA        Dubuque                       317        94.3%        $274
                         Total Iowa                               2          497        93.6%        $279
  Coach Royale                       ID        Boise                          91        97.8%        $312
  Maple Grove Estates                ID        Boise                         270        97.4%        $327
  Shenandoah Estates                 ID        Boise                         154        96.1%        $319
                        Total Idaho                               3          515        97.1%        $322
  Falcon Farms                       IL        Moline                        215        91.2%        $264
  Maple Ridge                        IL        Kankakee                       75        98.7%
  Maple Valley                       IL        Kankakee                      201        98.5%        $281
                     Total Illinois                               3          491        95.3%        $231
* Broadmore                          IN        South Bend                    360        83.1%        $279
  Forest Creek                       IN        South Bend                    167        89.8%        $311
* Fountainvue                        IN        Marion                        120        84.2%        $184
  Hickory Knoll                      IN        Indianapolis                  325        96.3%        $331
  Hoosier Estates                    IN        Indianapolis                  288        97.9%        $173
  Mariwood                           IN        Indianapolis                  296        86.1%        $310
  Oak Ridge                          IN        South Bend                    205        92.7%        $271
  Pendleton                          IN        Indianapolis                  102        84.3%        $246
* Sherwood                           IN        Marion                        135        45.2%        $169
  Skyway                             IN        Indianapolis                  156        84.6%        $304
  Twin Pines                         IN        Goshen                        238        93.3%        $295
                      Total Indiana                              11        2,392        87.4%        $256
  Mosby's Point                      KY        Cincinnati                    150        96.7%        $318
  Rolling Hills                      KY        Louisville                    158        77.8%        $230
                     Total Kentucky                               2          308        87.0%        $273
  Pinecrest Village                  LA        Shreveport                    446        76.7%        $174
  Stonegate, LA                      LA        Shreveport                    157        99.4%        $187
                    Total Louisiana                               2          603        82.6%        $177
  Hillcrest                          MA        Boston                         83        96.4%        $371
  Leisurewoods Rockland              MA        Boston                        394        99.2%        $357
* Leisurewoods Taunton               MA        Boston                        222        89.6%        $306
  The Glen                           MA        Boston                         36       100.0%        $418
                Total Massachusetts                               4          735        96.1%        $346
* Algoma Estates                     MI        Grand Rapids                  343        82.5%        $332
  Anchor Bay                         MI        Detroit                     1,384        94.1%        $374
  Arbor Village                      MI        Jackson                       266        97.0%        $283
  Avon                               MI        Detroit                       617        97.7%        $446

                                                                                                     Weighted
                                                                             Total                    Average
                                           Location (Closest     Total       Number                Monthly Rent
              Community             State     Major City)     Communities   of Sites    Occupancy    per Site
  ---------------------------------------------------------------------------------------------------------------
* Canterbury Estates                 MI      Grand Rapids                      290        65.9%        $239
  Chesterfield                       MI      Detroit                           345        96.5%        $394
* Chestnut Creek                     MI      Flint                             221        88.2%        $306
  Clinton                            MI      Detroit                         1,000        94.7%        $378
  Colonial Acres                     MI      Kalamazoo                         611        93.5%        $314
  Colonial Manor                     MI      Kalamazoo                         195        95.4%        $292
  Country Estates                    MI      Grand Rapids                      254        88.2%        $310
* Cranberry                          MI      Pontiac                           327        79.5%        $385
  Deerfield Manor (aka Allendale)    MI      Allendale                          96        30.2%        $  0
  Ferrand Estates                    MI      Grand Rapids                      420        99.3%        $372
* Forest Lake Estates                MI      Grand Rapids                      221        78.3%        $324
* Grand Blanc                        MI      Flint                             478        89.1%        $375
  Holiday Estates                    MI      Grand Rapids                      204        97.5%        $338
  Holly Hills                        MI      Holly                              96        34.4%        $774
  Howell                             MI      Lansing                           455        96.9%        $366
* Huron Estates                      MI      Flint                             111        84.7%        $228
  Lake in the Hills                  MI      Detroit                           238       100.0%        $398
* Leonard Gardens                    MI      Grand Rapids                      271        88.6%        $304
  Macomb                             MI      Detroit                         1,426        93.6%        $423
  Maple Run                          MI      Clio                              145        51.0%        $284
  Norton Shores                      MI      Grand Rapids                      656        84.0%        $291
  Novi                               MI      Detroit                           725        89.8%        $432
  Oakhill                            MI      Flint                             504        86.3%        $380
  Old Orchard                        MI      Flint                             200        99.5%        $341
  Orion                              MI      Detroit                           423        96.7%        $364
  Pine Lakes                         MI      Lapeer                            136        62.5%        $ 56
  Pinewood                           MI      Columbus                          380        95.0%        $330
  Pleasant Ridge                     MI      Lansing                           305        71.5%        $239
  Royal Estates                      MI      Kalamazoo                         183        90.7%        $345
  Science City                       MI      Midland                           171        94.2%        $321
  Springbrook                        MI      Utica                             398        98.7%        $345
  Sun Valley                         MI      Jackson                           197        89.8%        $278
  Swan Creek                         MI      Ann Arbor                         294        99.7%        $378
* The Highlands                      MI      Flint                             682        89.4%        $309
* Torrey Hills                       MI      Flint                             377        89.4%        $364
  Valley Vista                       MI      Grand Rapids                      137        93.4%        $338
  Villa                              MI      Flint                             319        88.7%        $377
* Westbrook                          MI      Detroit                           386        81.1%        $387
  Yankee Spring                      MI      Grand Rapids                      284        85.2%        $279
                     Total Michigan                                 43      16,771        89.8%        $354
  Cedar Knolls                       MN      Minneapolis                       458        96.9%        $420
  Cimmaron                           MN      St. Paul                          505        97.4%        $420
  Rosemount                          MN      Minneapolis/St. Paul              182        99.5%        $415
  Twenty-Nine Pines                  MN      St. Paul                          152        89.5%        $337
                    Total Minnesota                                  4       1,297        96.6%        $409
  North Creek                        MO      Kansas City                       234         0.0%        $  0
* Springfield Farms                  MO      Springfield                       290        45.9%        $182
                     Total Missouri                                  2         524        25.4%        $182
  Countryside Village G.F.           MT      Great Falls                       226        96.5%        $212
                      Total Montana                                  1         226        96.5%        $212
  Autumn Forest                      NC      Greensboro                        299        81.6%        $265

                                                                                                       Weighted
                                                                      Total     Total                   Average
                                                  Location (Closest   Comm-     Number                Monthly Rent
              Community                State          Major City)     unit     of Sites   Occupancy     per Site
---------------------------------------------------------------------------------------------------------------------
  Foxhall Village                       NC          Raleigh                        315      96.8%         $324
  Oakwood Forest                        NC          Greensboro                     482      85.7%         $288
  Woodlake                              NC          Greensboro                     308      90.6%         $259
                Total North Carolina                                      4      1,404      88.4%         $247
  Buena Vista                           ND          Fargo                          400      95.5%         $282
  Columbia Heights                      ND          Grand Forks                    302      97.7%         $296
  President's Park                      ND          Grand Forks                    174      86.2%         $237
  Meadow Park                           ND          Fargo                          117      96.6%         $211
                  Total North Dakota                                      4        993      94.7%         $260
  Berryman's Branch                     NJ          Philadelphia                   221      98.6%         $353
  Shenandoah Village                    NJ          Philadelphia                   359      99.7%         $356
                    Total New Jersey                                      2        580      99.3%         $355
  Tierra West                           NM          Albuquerque                    653      63.7%         $366
                    Total New Mexico                                      1        653      63.7%         $366
  Mountain View                         NV          Las Vegas                      349     100.0%         $527
                        Total Nevada                                      1        349     100.0%         $527
  Casual Estates                        NY          Syracuse                       953      68.7%         $306
  Meadowbrook                           NY          Ithaca                         237      63.3%         $296
  Oak Orchard Estates                   NY          Rochester                      235      91.1%         $293
  Shadybrook                            NY          Syracuse                        97      69.1%         $306
                      Total New York                                      4      1,522      71.4%         $302
*  Hunter's Chase                       OH          Lima                           135      61.5%         $183
   Vance                                OH          Columbus                       113      79.6%         $271
   Willo-Arms                           OH          Cleveland                      262      98.1%         $222
   Yorktowne                            OH          Cincinnati                     354      94.1%         $349
                          Total Ohio                                      4        864      88.3%         $274
   Crestview                            OK          Stillwater                     237      70.5%         $212
                      Total Oklahoma                                      1        237      70.5%         $212
   Knoll Terrace                        OR          Salem                          212      94.3%         $380
   Riverview                            OR          Portland                       133      94.7%         $430
                        Total Oregon                                      2        345      94.5%         $399
   Greenbriar Village                   PA          Allentown                      319      98.4%         $346
                  Total Pennsylvania                                      1        319      98.4%         $346
*  Carnes Crossing                      SC          Summerville                    605      85.0%         $218
*  Conway Plantation                    SC          Myrtle Beach                   299      75.6%         $186
   Saddlebrook                          SC          Charleston                     426      93.9%         $224
                Total South Carolina                                      3      1,330      85.7%         $213
   Arlington Lakeside                   TX          Dallas                         233      96.1%         $301
   Creekside                            TX          Dallas                         585      97.3%         $396
*  Eagle Creek                          TX          Tyler                          198      89.9%         $163
   Grand Place                          TX          Dallas                         333      97.0%         $362
   Harston Woods                        TX          Dallas                         180       0.0%         $  0
   Homestead Ranch                      TX          McAllen                        126      93.7%         $183
   Lamplighter                          TX          San Antonio                    253      94.9%         $396
   Leisure World                        TX          Brownsville                    201      89.1%         $208
*  Misty Winds                          TX          Corpus Christi                 357      81.0%         $283
   North Bluff Estates                  TX          Austin                         274      99.6%         $356
   Northwood                            TX          Dallas                         455      95.4%         $384
   Oakcrest Pointe                      TX          San Antonio                    297      91.9%         $352
   Onion Creek                          TX          Austin                         190      62.6%         $313
   Stonegate Austin                     TX          Austin                         359      98.6%         $371

                                                                                                       Weighted
                                                                      Total     Total                   Average
                                                Location (Closest     Comm-     Number                Monthly Rent
              Community               State        Major City)        unit     of Sites   Occupancy     per Site
---------------------------------------------------------------------------------------------------------------------
   Stonegate Pines                    TX          Dallas                           160     100.0%         $308
   The Homestead                      TX          McAllen                           99      98.0%         $226
   Trail's End                        TX          Brownsville                      295      79.3%         $204
                         Total Texas                                    17       4,595      88.4%         $309
*  Regency Lakes                      VA          Winchester                       384      91.7%         $233
                      Total Virginia                                     1         384      91.7%         $233
   Eagle Point                        WA          Seattle                          230      96.1%         $489
                    Total Washington                                     1         230      96.1%         $489
   Breazeale                          WY          Laramie                          117      95.7%         $274
                       Total Wyoming                                     1         117      95.7%         $274

   Totals                                                              216      70,858      88.9%         $328

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