Form 10-K
period 2001-12-31
CP LTD PARTNERSHIP
filed 2002-04-01
CIK 931917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-85492

--------------------------------------------------------------------------------

                             CP LIMITED PARTNERSHIP
             (exact name of registrant as specified in its charter)

     MARYLAND                                                38-3140664
    (State of                                                 (I.R.S. Employer
    incorporation)                                           Identification No.)

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

                             CP LIMITED PARTNERSHIP

                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                   --------

  Item                                                                   Pages
--------                                                              ----------
                                   PART I
   1.        Business                                                        3
   2.        Properties                                                      6
   3.        Legal Proceedings                                              14
   4.        Submission of Matters to a Vote of Security Holders            15

                                   PART II
   5.        Market for Registrant's Common Equity and
                      Related Security Holder Matters                       15
   6.        Selected Financial Data                                        16
   7.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   17
  7A.        Quantitative and Qualitative Disclosures About Market Risk     26
   8.        Financial Statements and Supplementary Data                    27
   9.        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   47

                                   PART III
  10.        Directors and Executive Officers of the Registrant             47
  11.        Executive Compensation                                         47
  12.        Security Ownership of Certain Beneficial Owners
                      and Management                                        47
  13.        Certain Relationships and Related Transactions                 47

                                   PART IV
  14.        Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                   47
             Signatures                                                     52

                                     PART I

ITEM 1.           BUSINESS
-------           --------

GENERAL DEVELOPMENT OF BUSINESS

CP Limited Partnership is a Maryland Partnership. Chateau Communities, Inc. ("Chateau"), a Maryland Corporation, is a self-administered and self-managed equity real estate investment trust ("REIT"), and is the largest owner/manager of manufactured home communities in the United States. Chateau conducts substantially all of its activities through us, owns directly and through ROC Communities, Inc. ("ROC"), our other general partner, an approximate 83% general partner interest. We consider ourselves to be engaged in only one industry segment. We own and operate 217 manufactured home communities (the "Properties") containing 70,723 homesites and 1,359 park model/RV sites in 33 states. We also fee manage 38 manufactured home community properties containing 8,118 homesites. In addition, we are involved in the development and expansion of manufactured home communities, and through our subsidiary, Community Sales, Inc. ("CSI"), the sale of new and pre-owned homes, brokerage of used homes and in assisting residents in arranging financing and insurance services.

FORMATION OF THE COMPANY

We were formed by Chateau, as a general partner, and Chateau Estates, as the initial partner, on September 16, 1993.

INDUSTRY OVERVIEW

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures, such as a garage, carport or storage unit.

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs, gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include: a clubhouse; swimming pools and jacuzzis; playgrounds; basketball, shuffleboard, and tennis courts; picnic areas; cable television service; golf courses; marinas; and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each resident within the manufactured home community is responsible for the maintenance of his/her home and leased site.

Additionally, manufactured home communities tend to have stable resident bases, with relatively few residents moving their homes out of the communities. Management thus tends to be more stable, and capital expenditures needs less significant, relative to multi-family rental apartment complexes.

OPERATING AND INVESTMENT STRATEGIES

We seek to maximize long-term growth in income and portfolio value through active management and expansion of certain manufactured home communities and selective acquisition and development of additional communities. We focus on manufactured home communities that have growth potential and expect to hold such properties for long-term investment and capital appreciation. We have reviewed the focus of our basic property management activities to include:

OPERATIONS
       *         Collections

       *         Budget control

       *         Sales and marketing

       *         Community appearance

       *         Resident relations

DEVELOPMENT, EXPANSION AND ACQUISITIONS

       * Utilizing the expertise and relationships developed by our management to identify acquisition and development opportunities;

       * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand;

       * Capitalizing on opportunities to renovate and expand properties consistent with local market demand;

       * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increase in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land; and

FINANCING STRATEGIES

We intend to maintain a conservative and flexible capital structure that enables us to (i) continue to access the capital markets on favorable terms; (ii) enhance potential earnings growth; (iii) minimize our level of encumbered assets; and (iv) limit our exposure to variable rate debt. We intend to maintain a debt-to-market capitalization ratio of approximately 50% or less. We will, however, re-evaluate this policy from time to imeand decrease or increase such ratio accordingly in light of then current economic conditions, relative costs to us of debt and equity capital, market values of the properties and other factors.

During 2001, we made a significant acquisition of 46 communities for $552 million. In connection with this acquisition, we increased our leverage to just over fifty percent. Simultaneously, we announced a disposition strategy to identify non-core assets for disposition. The proceeds from the dispositions will be used to reduce our short-term debt issued in connection with the acquisition and ultimately to reduce our debt to market capitalization ratio. During 2001, we disposed of seven properties for an aggregate sales price of $42 million and reduced our debt to market capitalization ratio to 48 percent as of December 31, 2001.

To the extent we seek to obtain additional financing in the future, we may, depending on market conditions, do so through additional equity or debt financings. Equity financing may include issuance of common or preferred OP Units for cash. We may also issue our equity securities in exchange for property acquisitions. Debt financings are expected to involve the issuance of senior notes, additional mortgage financings and borrowings under existing or new revolving credit facilities.

EXPANSION AND IMPROVEMENT OF MANUFACTURED HOME COMMUNITY PROPERTIES

We will seek to increase the income generated from our manufactured home communities by expanding the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. We are currently involved in expansion of our existing properties, as well as the development of our 14 greenfield developments. The majority of these greenfield properties are owned through joint ventures. During 2001, we substantially completed the development of approximately 350 sites. As of December 31, 2001, we owned undeveloped land adjacent to existing communities containing approximately 4,800 expansion sites, and greenfield developments which contain approximately 4,900 future sites, all of which are zoned for manufactured housing. The undeveloped land will facilitate additional growth to the extent market conditions warrant. In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market.

OTHER POLICIES

We may, although we have no plans to do so, make acquisitions, investments and engage in development activities outside of the strategies described above. In connection with our joint venture investments, we may make loans to the joint ventures as part of the financing package. We may also invest in the securities of other issuers in connection with a proposed or contemplated acquisition. We will not engage in trading, underwriting or agency distribution of securities of other issuers. We have in the past and may in the future, depending on market conditions, repurchase our equity. At all times, we will seek to operate in a manner consistent with maintaining Chateau's REIT status.

2001 PROPERTY ACQUISITIONS

During 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites, approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states. The properties are concentrated in Florida, Georgia and Texas. In addition to CWS, we also completed 3 acquisitions in Indiana, Georgia and Colorado for a total of 1,445 homesites and an aggregate purchase price of $43 million.

2001 PROPERTY DISPOSITIONS

In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of December 31, 2001, we had sold 7 properties for approximately $42 million. The net proceeds from these sales, of approximately $37 million were used primarily to pay down the Acquisition Facility. These dispositions resulted in a net gain of $585,000.

SALES BROKERAGE AND FINANCE

We conduct our sales and brokerage activities through our taxable subsidiary, Community Sales, Inc. ("CSI"). During 2001, CSI sold 684 new or pre-owned homes and brokered sales of 1,221 homes. CSI also has a financial services division, which arranges financing and insurance services for prospective residents and, on a limited basis, provides financing to residents. During 2001, the financial services division arranged financing on approximately 750 loans and provided financing on approximately 40 loans, including a balance of approximately $1.8 million.

COMPETITION

Many of the Properties are located in developed areas that include other manufactured home communities. The number of competitive manufactured home community properties in a particular area could have a material effect on our ability to lease sites at our communities and the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

EMPLOYEES

As of December 31, 2001, we had approximately 1,400 full and part-time employees. We utilize a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators, as well as the office manager, include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist in the management and care of residents and the properties. Direct supervision of on-site administrators is the responsibility of our regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and are charged to find or create innovative approaches to value maximization and increasing cash flow from property operations. Approximately 90 corporate employees support on-site administrators in all property management functions, as well as divisional and regional property management staff.

Commitment to resident satisfaction is demonstrated by ongoing training that we provide for all our employees. Community administrators meet periodically at regional and divisional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions, and to share ideas and experiences.

TAX STATUS

The Company is not liable for Federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns. Therefore, no provision for income taxes is included in the Company's financial statements.

ITEM 2.           PROPERTIES
-------           ----------

On December 31, 2001, we owned and operated 217 manufactured home communities containing 70,723 homesites and 1,359 park model/RV sites, in 33 states, with amenities designed for either retirement or family living. We also fee managed 38 manufactured home communities containing 8,118 sites in 14 states. In addition, we owned land adjacent to certain existing communities containing approximately 4,800 expansion sites, and greenfield developments with a potential of approximately 4,900 future sites, which, although not yet developed, are zoned for manufactured housing.

As of December 31, 2001, occupancy in our stabilized portfolio was 92.5 percent. The active expansion portfolio had occupancy of 79.5 percent, while our greenfield development portfolio had occupancy of 30.8 percent, for a total occupancy of 88.3 percent. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2001 was $331 compared with $316 for the same period in 2000, an increase of 4.6 percent. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

We believe that our properties provide amenities and common facilities that create a safe and attractive community for residents. All of our properties provide residents with appealing amenities with most offering a clubhouse, a swimming pool and playgrounds. Many properties offer additional amenities such as jacuzzis, indoor pools, libraries, shuffleboard, basketball, and tennis courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

Since residents own their homes, it is their responsibility to maintain their homes and surrounding area. The communities have extensive guidelines for maintenance. It is our role to maintain common areas, facilities and amenities and to ensure that residents comply with community guidelines. We hold periodic meetings of our property management team for training and implementation of our strategies. In addition, the property administrators are expected to make a daily inspection of their community. We believe that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates.

LEASES

The typical lease entered into between the resident and one of our manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon consent of both parties or, in some instances, as provided by statute.

PROPERTY INFORMATION

We classify all our properties in either the stable, greenfield development, or active expansion portfolio. The stable portfolio includes communities where we do not have, or have not recently had, expansion of the community. These communities normally have stable occupancy rates. The greenfield development portfolio includes properties where we are developing the community. The active expansion portfolio includes properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rent. Generally, both the greenfield and the active expansion portfolios will have a lower occupancy rate than the stable portfolio, as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of December 31, 2001, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis. This table excludes four of our greenfield properties, as there are currently no developed sites.

                                                                                                      Weighted
                                                                                                      Average
                                                                                 Total                Monthly
                                                Location (Closest  Total Comm- Number of              Rent per
                  Community              State     Major City)       unities     Sites    Occupancy     Site
---------------------------------------------------------------------------------------------------------------
     100 Oaks                            AL     Fultondale                           230     86.52%  $  232.19
(a)  Lakewood                            AL     Montgomery                           397     49.75%  $  192.64
     Green Park South                    AL     Montgomery                           417     92.29%  $  272.25
                  Total Alabama                                             3      1,044     74.83%  $  233.11
     Westpark                            AZ     Phoenix                              222     86.94%  $  345.61
                  Total Arizona                                             1        222     86.94%  $  345.61
     Bermuda Palms                       CA     Palm Springs                         185     96.22%  $  366.83
     Eastridge                           CA     San Jose                             187     99.47%  $  661.62
     La Quinta Ridge                     CA     Palm Springs                         152     92.76%  $  430.94
     The Colony                          CA     Palm Springs                         220     98.18%  $  650.00
     The Orchard                         CA     San Francisco                        233     99.57%  $  654.62
     Green River                         CA     Los Angeles                          333     99.40%  $  716.44
     Jurupa Hills Cascade                CA     Los Angeles                          323     98.76%  $  579.80
     Los Ranchos                         CA     Los Angeles                          389     73.01%  $  350.67
                  Total California                                          8      2,022     93.32%  $  551.36
     CV-Denver                           CO     Denver                               345     93.91%  $  428.51
     CV-Longmont                         CO     Longmont                             310     98.71%  $  428.71
     Friendly Village                    CO     Greeley                              226     98.67%  $  342.01
     Pine Lakes Ranch                    CO     Denver                               762     98.69%  $  394.51
     Redwood Estates                     CO     Denver                               753     98.67%  $  382.94
(b)  Prairie Greens                      CO     Denver                               139      5.04%  $  244.75
     Longview                            CO     Longmont                             400     99.00%  $  457.10
(b)  Antelope Ridge                      CO     Colorado Springs                     140     47.86%  $  420.18
                  Total Colorado                                            8      3,075     91.64%  $  397.62
     Cedar Grove                         CT     New Haven                             60     98.33%  $  329.17
     Evergreen                           CT     New Haven                            102     98.04%  $  329.28
     Green Acres                         CT     New Haven                             64     98.44%  $  322.26
     Highland                            CT     New Haven                             50     96.00%  $  337.10
                  Total Connecticut                                         4        276     97.83%  $  329.05
     Anchor North                        FL     Tampa Bay                             94     93.55%  $  294.44
     Audubon                             FL     Orlando                              280     97.50%  $  286.29
     Colony Cove                         FL     Sarasota                           2,211     99.10%  $  375.67
     Conway Circle                       FL     Orlando                              111     90.09%  $  321.91
     Crystal Lake                        FL     St. Petersburg                       166     92.17%  $  272.46
(a)  Crystal Lakes                       FL     Tampa                                330     61.21%  $  163.48
     CV-Jacksonville                     FL     Jacksonville                         643     89.58%  $  321.42
     Del Tura                            FL     Fort Myers                         1,344     88.02%  $  450.89
     Eldorado Estates                    FL     Daytona Beach                        126     97.62%  $  304.71
     Emerald Lake                        FL     Fort Myers                           201     99.00%  $  307.81
     Fairways Country Club               FL     Orlando                            1,141     99.56%  $  305.33
(a)  Foxwood Farms                       FL     Orlando                              375     80.27%  $  229.39
     Hidden Valley                       FL     Orlando                              303     99.67%  $  326.81

                                                                                                      Weighted
                                                                                                       Average
                                                                                 Total                 Monthly
                                                Location (Closest  Total Comm- Number of              Rent per
                    Community            State     Major City)       unities     Sites    Occupancy     Site
---------------------------------------------------------------------------------------------------------------
     Indian Rocks                        FL     Clearwater                           148     70.55%  $  266.71
     Jade Isle                           FL     Orlando                              101     95.05%  $  315.90
     Lakeland Harbor                     FL     Tampa                                504     99.80%  $  266.89
     Lakeland Junction                   FL     Tampa                                191    100.00%  $  205.63
     Lakes at Leesburg                   FL     Orlando                              640     99.84%  $  282.43
     Land O' Lakes                       FL     Orlando                              173     96.53%  $  270.85
     Midway Estates                      FL     Vero Beach                           204     70.59%  $  322.39
     Oak Springs                         FL     Orlando                              438     72.83%  $  249.45
     Orange Lake                         FL     Orlando                              242     97.52%  $  269.38
     Palm Beach Colony                   FL     West Palm Beach                      285     89.82%  $  324.64
     Pedaler's Pond                      FL     Orlando                              214     84.11%  $  229.72
     Pinellas Cascades                   FL     Clearwater                           238     92.44%  $  390.98
     Shady Lane                          FL     Clearwater                           108     94.44%  $  275.80
     Shady Oak                           FL     Clearwater                           250     95.60%  $  354.37
     Shady Village                       FL     Clearwater                           156     96.15%  $  325.25
     Southwind Village                   FL     Naples                               338     92.90%  $  331.43
     Starlight Ranch                     FL     Orlando                              783     95.53%  $  328.03
     Tarpon Glen                         FL     Clearwater                           170     87.06%  $  326.04
     Town & Country                      FL     Orlando                               73     93.15%  $  342.03
     Whispering Pines                    FL     Clearwater                           392     94.64%  $  388.19
     Winter Haven Oaks                   FL     Orlando                              343     53.64%  $  219.82
     Beacon Hill Colony                  FL     Tampa                                201     99.50%  $  243.58
     Beacon Terrace                      FL     Tampa                                297    100.00%  $  245.56
     Crystal Lake Club                   FL     Tampa                                599     77.63%  $  332.79
     Haselton Village                    FL     Orlando                              292     98.29%  $  246.71
     Lakeside Terrace                    FL     Orlando                              241     99.17%  $  254.12
(a)  Palm Valley                         FL     Orlando                              789     81.27%  $  362.06
     Parkwood Communities                FL     Orlando                              698     96.13%  $  187.62
(a)  Pinelake Gardens                    FL     Vero Beach                           532     84.02%  $  322.03
     Shadow Hills                        FL     Orlando                              670     81.04%  $  349.72
     Sunny South Estates                 FL     West Palm Beach                      319     94.98%  $  413.33
     Tara Woods                          FL     Tampa                                531     98.12%  $  323.96
     University Village                  FL     Orlando                              480     83.13%  $  349.93
     Village Green                       FL     Vero Beach                           780    100.00%  $  336.13
                  Total Florida                                            47     19,745     91.16%  $  320.30
     Atlanta Meadows                     GA     Atlanta                               75     96.00%  $  273.40
(a)  Butler Creek                        GA     Augusta                              376     66.76%  $  201.45
     Camden Point                        GA     Kingsland                            268     44.40%  $  181.49
     Castlewood Estates                  GA     Atlanta                              334     83.83%  $  338.10
     Colonial Coach Estates              GA     Atlanta                              481     77.55%  $  332.00
     Golden Valley                       GA     Atlanta                              131     92.37%  $  303.60
     Landmark                            GA     Atlanta                              524     88.17%  $  308.58

                                                                                                      Weighted
                                                                                                       Average
                                                                                 Total                 Monthly
                                                Location (Closest  Total Comm- Number of              Rent per
             Community                   State     Major City)       unities     Sites    Occupancy     Site
---------------------------------------------------------------------------------------------------------------
     Marnelle                            GA     Atlanta                              205     92.68%  $  313.09
     Oak Grove Estates                   GA     Albany                               174     85.63%  $  159.71
     Paradise Village                    GA     Albany                               226     64.60%  $  180.57
     South Oaks                          GA     Atlanta                              295     40.34%  $  146.45
     Hunter Ridge                        GA     Atlanta                              850     94.59%  $  288.89
     Four Seasons                        GA     Atlanta                              214     96.73%  $  299.34
     Friendly Village                    GA     Atlanta                              203     97.03%  $  378.33
     Lamplighter Village                 GA     Atlanta                              431     98.14%  $  372.18
     The Mill                            GA     Atlanta                              150     86.67%  $  308.60
     Pooles Manor                        GA     Atlanta                              194     78.87%  $  342.45
     Shadowood                           GA     Atlanta                              506     95.45%  $  361.99
     Smoke Creek                         GA     Atlanta                              264     85.23%  $  309.90
     Stone Mountain                      GA     Atlanta                              354     96.05%  $  379.24
     Suburban Woods                      GA     Atlanta                              216     91.20%  $  339.96
     Woodlands of Kennesaw               GA     Atlanta                              273     95.97%  $  389.55
                  Total Georgia                                            22      6,744     84.56%  $  301.52
     Lakewood Estates                    IA     Davenport                            180     91.67%  $  303.57
     Terrace Heights                     IA     Dubuque                              317     93.69%  $  275.07
                  Total Iowa                                                2        497     92.96%  $  285.39
     Coach Royale                        ID     Boise                                 91     96.70%  $  326.02
     Maple Grove Estates                 ID     Boise                                270     95.56%  $  331.16
     Shenandoah Estates                  ID     Boise                                154     96.10%  $  322.10
                  Total Idaho                                               3        515     95.92%  $  327.54
     Falcon Farms                        IL     Moline                               215     88.37%  $  265.85
     Maple Ridge                         IL     Kankakee                              75     98.67%  $  285.30
     Maple Valley                        IL     Kankakee                             201     98.51%  $  285.30
                  Total Illinois                                            3        491     94.09%  $  276.78
(a)  Broadmore                           IN     South Bend                           358     81.67%  $  280.07
     Forest Creek                        IN     South Bend                           167     89.22%  $  314.70
(a)  Fountainvue                         IN     Marion                               120     85.83%  $  181.33
     Hickory Knoll                       IN     Indianapolis                         325     95.08%  $  330.32
     Hoosier Estates                     IN     Indianapolis                         288     98.26%  $  172.60
     Mariwood                            IN     Indianapolis                         296     83.11%  $  312.88
     Oak Ridge                           IN     South Bend                           205     88.29%  $  277.40
     Pendleton                           IN     Indianapolis                         102     84.31%  $  239.92
(a)  Sherwood                            IN     Marion                               135     40.00%  $  203.87
     Skyway                              IN     Indianapolis                         156     86.54%  $  305.57
     Twin Pines                          IN     Goshen                               238     93.28%  $  290.15
                  Total Indiana                                            11      2,390     86.20%  $  258.50
     Mosby's Point                       KY     Cincinnati                           150     95.33%  $  319.70
                  Total Kentucky                                            1        150     95.33%  $  319.70
     Pinecrest Village                   LA     Shreveport                           446     74.22%  $  171.79

                                                                                                      Weighted
                                                                                                       Average
                                                                                 Total                 Monthly
                                                Location (Closest  Total Comm- Number of              Rent per
                Community                State     Major City)       Unities     Sites    Occupancy     Site
---------------------------------------------------------------------------------------------------------------
     Stonegate, LA                       LA     Shreveport                           157     98.09%  $  194.40
                  Total Louisiana                                           2        603     80.43%  $  177.67
     Hillcrest                           MA     Boston                                83     98.80%  $  359.27
     Leisurewoods Rockland               MA     Boston                               394     99.24%  $  355.63
(a)  Leisurewoods Taunton                MA     Boston                               222     95.50%  $  309.79
     The Glen                            MA     Boston                                36    100.00%  $  417.86
                  Total Massachusetts                                       4        735     98.10%  $  345.24
(a)  Algoma Estates                      MI     Grand Rapids                         343     82.80%  $  333.45
     Anchor Bay                          MI     Detroit                            1,384     93.86%  $  369.45
     Arbor Village                       MI     Jackson                              266     96.62%  $  279.74
     Avon                                MI     Detroit                              617     97.41%  $  432.64
(a)  Canterbury Estates                  MI     Grand Rapids                         290     65.52%  $  256.43
     Chesterfield                        MI     Detroit                              345     96.23%  $  390.31
(a)  Chestnut Creek                      MI     Flint                                221     86.88%  $  316.07
     Clinton                             MI     Detroit                            1,000     93.30%  $  381.14
     Colonial Acres                      MI     Kalamazoo                            612     92.96%  $  315.03
     Colonial Manor                      MI     Kalamazoo                            195     95.38%  $  278.17
     Country Estates                     MI     Grand Rapids                         254     87.01%  $  312.50
(a)  Cranberry                           MI     Pontiac                              328     78.96%  $  392.13
(b)  Deerfield Manor (aka Allendale)     MI     Allendale                             96     36.46%  $  180.85
     Ferrand Estates                     MI     Grand Rapids                         420     99.05%  $  364.40
(a)  Forest Lake Estates                 MI     Grand Rapids                         221     77.83%  $  317.84
(b)  Glenmoor                            MI     Leroy Township                        41      0.00%  $       -
(a)  Grand Blanc                         MI     Flint                                478     87.66%  $  380.30
     Holiday Estates                     MI     Grand Rapids                         205     97.06%  $  349.11
(b)  Holly Hills                         MI     Holly                                 96     41.67%  $  189.84
     Howell                              MI     Lansing                              455     95.82%  $  407.03
(a)  Huron Estates                       MI     Flint                                111     81.98%  $  235.20
     Lake in the Hills                   MI     Detroit                              238     99.16%  $  416.38
(a)  Leonard Gardens                     MI     Grand Rapids                         271     87.82%  $  310.57
     Macomb                              MI     Detroit                            1,427     92.64%  $  411.17
(b)  Maple Run                           MI     Clio                                 145     53.10%  $  269.25
     Norton Shores                       MI     Grand Rapids                         656     82.16%  $  292.43
     Novi                                MI     Detroit                              725     88.69%  $  441.27
     Oakhill                             MI     Flint                                504     86.71%  $  363.13
     Old Orchard                         MI     Flint                                200     99.50%  $  360.22
     Orion                               MI     Detroit                              423     94.56%  $  372.05
(b)  Pine Lakes                          MI     Lapeer                               137     62.50%  $  326.68
     Pinewood                            MI     Columbus                             380     94.47%  $  348.47
     Pleasant Ridge                      MI     Lansing                              305     68.20%  $  230.55
     Royal Estates                       MI     Kalamazoo                            183     87.98%  $  351.46
     Science City                        MI     Midland                              171     91.81%  $  320.18

                                                                                                     Weighted
                                                                                                      Average
                                                                                    Total             Monthly
                                                Location (Closest  Total Comm- Number of              Rent per
          Community                      State     Major City)      unities     Sites    Occupancy     Site
---------------------------------------------------------------------------------------------------------------
     Springbrook                         MI     Utica                                400     98.24%  $  344.58
     Sun Valley                          MI     Jackson                              197     90.86%  $  268.74
     Swan Creek                          MI     Ann Arbor                            294     99.66%  $  380.72
(a)  The Highlands                       MI     Flint                                683     89.15%  $  314.97
(a)  Torrey Hills                        MI     Flint                                377     88.86%  $  374.50
     Valley Vista                        MI     Grand Rapids                         137     92.70%  $  337.27
     Villa                               MI     Flint                                319     84.64%  $  342.57
(a)  Westbrook                           MI     Detroit                              386     85.75%  $  408.84
     Yankee Spring                       MI     Grand Rapids                         284     84.15%  $  252.58
                  Total Michigan                                           44     16,820     88.99%  $  353.72
     Cedar Knolls                        MN     Minneapolis                          458     96.51%  $  427.39
     Cimmaron                            MN     St. Paul                             505     97.43%  $  421.99
     Rosemount                           MN     Minneapolis/St. Paul                 182    100.00%  $  414.27
     Twenty-Nine Pines                   MN     St. Paul                             152     90.79%  $  332.16
                  Total Minnesota                                           4      1,297     96.68%  $  412.29
(b)  North Creek                         MO     Kansas City                          234      0.00%  $       -
(a)  Springfield Farms                   MO     Springfield                          290     48.28%  $  187.67
                  Total Missouri                                            2        524     26.72%  $  187.67
     Countryside Village G.F.            MT     Great Falls                          226     95.58%  $  215.85
                  Total Montana                                             1        226     95.58%  $  215.85
     Autumn Forest                       NC     Greensboro                           299     78.93%  $  261.39
     Foxhall Village                     NC     Raleigh                              315     96.83%  $  317.10
     Oakwood Forest                      NC     Greensboro                           481     84.65%  $  271.80
     Woodlake                            NC     Greensboro                           308     88.31%  $  265.00
                  Total North Carolina                                      4      1,403     86.97%  $  247.00
     Buena Vista                         ND     Fargo                                400     96.75%  $  277.18
     Columbia Heights                    ND     Grand Forks                          302     97.02%  $  294.34
     President's Park                    ND     Grand Forks                          174     85.63%  $  234.93
     Meadow Park                         ND     Fargo                                117     97.44%  $  217.69
                  Total North Dakota                                        4        993     94.96%  $  258.34
     Shenandoah Village                  NJ     Philadelphia                         359    100.00%  $  356.90
                  Total New Jersey                                          1        359    100.00%  $  356.90
     Tierra West                         NM     Albuquerque                          653     60.64%  $  363.19
                  Total New Mexico                                          1        653     60.64%  $  363.19
     Mountain View                       NV     Las Vegas                            349     99.71%  $  528.52
                  Total Nevada                                              1        349     99.71%  $  528.52
     Casual Estates                      NY     Syracuse                             961     67.85%  $  316.77
     Meadowbrook                         NY     Ithaca                               237     65.40%  $  287.60
                  Total New York                                            2      1,198     67.36%  $  311.00
(a)  Hunter's Chase                      OH     Lima                                 135     65.93%  $  180.99
     Vance                               OH     Columbus                             110     79.65%  $  252.59

                                                                                                      Weighted
                                                                                                       Average
                                                                                    Total              Monthly
                                                Location (Closest  Total Comm-    Number of            Rent per
         Community                       State     Major City)       unities        Sites   Occupancy    Site
---------------------------------------------------------------------------------------------------------------

     Willo-Arms                          OH     Cleveland                            262     95.80%  $  226.44
     Yorktowne                           OH     Cincinnati                           354     93.50%  $  345.64
                  Total Ohio                                                4        861     88.08%  $  271.59
     Crestview                           OK     Stillwater                           237     67.93%  $  201.67
                  Total Oklahoma                                            1        237     67.93%  $  201.67
     Knoll Terrace                       OR     Salem                                212     91.04%  $  388.59
     Riverview                           OR     Portland                             133     93.98%  $  456.15
                  Total Oregon                                              2        345     92.17%  $  414.63
(b)  Berryman's Branch                   PA     Philadelphia                         221     98.22%  $  352.93
     Greenbriar Village                  PA     Allentown                            319     98.43%  $  383.03
                  Total Pennsylvania                                        2        540     98.35%  $  370.58
(a)  Carnes Crossing                     SC     Summerville                          608     85.29%  $  210.95
(a)  Conway Plantation                   SC     Myrtle Beach                         299     75.92%  $  189.43
     Saddlebrook                         SC     Charleston                           426     93.90%  $  223.88
                  Total South Carolina                                      3      1,333     85.94%  $  210.25
(a)  Eagle Creek                         TX     Tyler                                199     89.39%  $  177.47
     Homestead Ranch                     TX     McAllen                              126     88.10%  $  209.15
     Leisure World                       TX     Brownsville                          201     93.53%  $  209.08
     The Homestead                       TX     McAllen                               99     96.97%  $  237.00
     Trail's End                         TX     Brownsville                          299     83.39%  $  205.04
     Arlington Lakeside                  TX     Dallas                               233     94.42%  $  315.83
     Creekside                           TX     Dallas                               585     97.61%  $  397.85
     Grand Place                         TX     Dallas                               333     97.30%  $  368.16
(a)  Misty Winds                         TX     Corpus Christi                       357     81.51%  $  289.23
     North Bluff Estates                 TX     Austin                               274     95.62%  $  361.87
     Northwood                           TX     Dallas                               455     95.60%  $  386.56
     Oakcrest Pointe                     TX     San Antonio                          297     91.58%  $  349.02
     Stonegate Austin                    TX     Austin                               359     97.77%  $  369.77
     Stonegate Pines                     TX     Dallas                               160     99.38%  $  316.70
(b)  Harston Woods                       TX     Dallas                               180      0.00%  $       -
(b)  Onion Creek                         TX     Austin                               190     62.63%  $  316.01
                  Total Texas                                              16      4,347     88.02%  $  309.03
(a)  Regency Lakes                       VA     Winchester                           384     91.41%  $  244.64
     Total Virginia                                                         1        384     91.41%  $  244.64
     Eagle Point                         WA     Seattle                              230     96.09%  $  480.09
     Total Washington                                                       1        230     96.09%  $  480.09
     Breazeale                           WY     Laramie                              115     96.58%  $  255.35
                  Total Wyoming                                             1        115     96.58%  $  255.35

     Totals                                                               214        70,723  88.30%  $  331.00

     (a) These properties are included in our active expansion portfolio.
     (b) These properties are included in our greenfield development portfolio

The following table provides additional information for our top five properties, which together represent 13.8% of our total revenues for the year ended December 31, 2001. We do not have any current plans to dispose of any of these communities.

                                                                                                          Expansion
                                    Occupancy                  Weighted Average Monthly Rent Per Site    Sites as of
                        ---------------------------------   -------------------------------------------  December 31,
                         2001   2000   1999   1998   1997     2001     2000     1999     1998     1997      2001
                        ---------------------------------   -------------------------------------------  ------------
Anchor Bay              93.9%  95.7%  95.5%  94.9%  94.9%   $369.45  $353.19  $338.91  $325.06  $303.97       222
Colony Cove             99.1%  99.4%  99.5%  99.9%  99.8%   $375.67  $353.86  $334.53  $320.71  $308.41        -
*Del Turn               88.0%  88.0%  87.8%  89.0%  88.2%   $450.89  $432.65  $448.59  $434.95  $421.67        -
Fairways Country Club   99.6%  99.3%  99.2%  99.2%  98.4%   $305.33  $302.04  $292.35  $286.83  $278.32        -
*Macomb                 92.6%  98.1%  97.5%  98.2%  97.3%   $411.17  $384.23  $362.79  $352.26  $341.23        -

   * The note that is secured by the mortgage on this property bears interest at a rate of 7.83% per annum and matures in 2010.

Our policy is generally to add expansion sites to the extent that market conditions warrant. The cost of each site expansion varies depending on location and market conditions and generally range from $15,000 to $18,000 per site. We expect to fund the cost of our new site expansions for these properties out of our cash generated from operations, or borrowings from our line of credit.

INDEBTEDNESS

The following table sets forth certain information relating to secured and unsecured indebtness outstanding as of December 31, 2001.

                                                              Weighted
                                                              Average
                                   Amount of   Percent of    Effective     Maturity
        (In thousands)           Indebtedness  Total Debt  Interest Rate     Date
                                -------------- ----------- -------------- ----------
Fixed Rate Debt:
  Mortgage Debt:
  FNMA Mortgage (5 properties)  $     114,929    10.9%         7.8%          2010
  Northwestern (9 properties)          73,496     7.0%         7.2%       2009-2010
  Other (22 properties)                97,225     9.2%         7.6%       2002-2011
                                -------------- ----------- --------------
    Total Mortgages                   285,650    27.1%         7.6%
  Unsecured Debt:

  Unsecured Senior Notes               20,000     2.0%         7.5%          2003
  Unsecured Senior Notes               50,000     4.7%         8.3%          2021
  Unsecured Senior Notes               50,000     4.7%         8.0%          2003
  Unsecured Senior Notes              100,000     9.5%         6.4%          2004
  Unsecured Senior Notes              100,000     9.5%         8.3%          2005
  Unsecured Senior Notes              150,000    14.2%         7.1%          2011
                                -------------- ----------- --------------
    Total Unsecured                   470,000    44.6%         7.5%
                                -------------- ----------- --------------
  Unsecured Installment Notes           9,942     0.9%         7.5%          2012
                                -------------- ----------- --------------
Total Fixed Rate                      765,592    72.6%         7.6%

Variable Rate Debt:

  Acquisition Facility                162,700    15.5%         3.6%          2002

  Credit Facilities                   125,144    11.9%         3.0%       2002-2004
                                -------------- -----------
Total Fixed and Variable        $   1,053,436   100.0%
                                ============== ===========

In August 2001, we entered into a forward interest rate swap agreement to hedge the interest rate risk associated with the anticipated issuance of $150 million of fixed rate senior notes. The bonds were issued in October 2001. We entered into the swap to hedge movements in interest rates between the trade date on the swap and the date the bonds were issued.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
                  HOLDER MATTERS

Not applicable.

ITEM 6.           SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other data concerning CP Limited Partnership for each of the last five years.

                                                                          For the Year Ended December 31,
(In thousands, except OP unit data)                             2001/(1)/        2000          1999           1998         1997
                                                            --------------  -------------  -------------  -------------  ---------
Operating Data:
Revenues
  Rental income                                              $    224,431   $    186,963   $    177,789   $    167,206   $ 134,801
  Management fee, interest and other income                        15,089         17,802         11,574          5,924       3,368
                                                            --------------  -------------  -------------  -------------  ---------
        Total revenues                                            239,520        204,765        189,363        173,130     138,169
Expenses
  Property operating and administrative                            96,362         75,723         73,062         67,699      56,053
  Depreciation and amortization                                    57,919         43,920         41,826         39,658      31,510
  Interest and related amortization                                47,618         36,400         32,318         31,287      25,918
                                                            --------------  -------------  -------------  -------------  ---------
        Total expenses                                            201,899        156,043        147,206        138,644     113,481
                                                            --------------  -------------  -------------  -------------  ---------
  Income before impairment/net gain on sales of
      properties                                                   37,621         48,722         42,157         34,486      24,688
Impairment/net gain on sales of properties                         (1,503)           -            2,805            -           -
                                                            --------------  -------------  -------------  -------------  ---------
Net income                                                         36,118         48,722         44,962         34,486      24,688
    Preferred OP Unit distribution                                  6,094          6,094          6,094          4,249         -
                                                            --------------  -------------  -------------  -------------  ---------
Net income available to common OP Unitholders                $     30,024   $     42,628   $     38,868   $     30,237   $  24,688
                                                            ==============  =============  =============  =============  =========
Net income attributable to:
  General Partner                                            $     26,256   $     37,786   $     34,626   $     26,801   $  21,702
  Limited Partners                                                  3,768          4,842          4,242          3,436       2,986
                                                            --------------  -------------  -------------  -------------  ---------
        Total                                                $     30,024   $     42,628   $     38,868   $     30,237   $  24,688
                                                            ==============  =============  =============  =============  =========

Weighted average OP Units outstanding                              33,346         32,130         31,582         30,779      26,947

Earnings per OP Unit Data:
  Net income attributable to common OP Unitholders - basic   $       0.90   $       1.33   $       1.23   $       0.98   $    0.92
  Net income attributable to common OP Untiholders- diluted  $       0.90   $       1.32   $       1.23   $       0.97   $    0.91
  Distributions declared                                     $       2.18   $       2.06   $       1.94   $       1.82   $    1.72

Cash Flow Data:
  Net cash provided by operating activities                  $     88,898   $     84,961   $     77,464   $     72,560   $  54,545
  Net cash used in investing activities                      $   (371,048)  $    (73,123)  $    (56,777)  $   (167,089)  $ (61,309)
  Net cash provided by (used in) financing activities        $    282,112   $    (12,087)  $    (20,789)  $     80,069   $  21,088

Balance Sheet Data:
  Rental property, before accumulated depreciation           $  1,686,674   $  1,132,493   $  1,055,450   $  1,026,509   $ 836,175
  Rental property, net of accumulated depreciation           $  1,401,465   $    896,253   $    863,435   $    875,249   $ 723,861
  Total assets                                               $  1,591,873   $  1,017,864   $    981,673   $    959,194   $ 782,738
  Total debt                                                 $  1,053,436   $    531,629   $    452,556   $    427,778   $ 387,015
  Total partners' capital                                    $    489,873   $    452,775   $    482,962   $    488,410   $ 358,238

Other Data:
  Total properties (at end of period)                                 217            166            165            165         131
  Total sites (at end of period)/(2)/                              70,723         52,347         51,659         51,101      43,800
  Occupied sites (at end of period)                                62,478         47,678         47,383         47,192      40,286
  Weighted average occupied sites                                  54,333         47,466         47,181         45,882      38,053
  Funds from operations/(3)/                                 $     88,331   $     85,917   $     77,629   $     69,392   $  55,962

         /(1)/  August 2001, we purchased CWS for $552 million.
         /(2)/  Does not include park model/RV sites.
         /(3)/ Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies. FFO is calculated as follows:

                                                      For the Year Ended December 31,
(In thousands)                                  2001         2000       1999        1998        1997
                                             ----------   ---------   ---------   ---------   ----------
Net income                                    $  36,118   $  48,722   $  44,962   $  34,486   $  24,688
Less:
  Distributions to Preferred OP Units             6,094       6,094       6,094       4,249         -
Plus:
  Depreciation of rental property                56,804      43,289      41,161      38,962      30,867
  Amortization of intangibles                       -           -           405         446         407
  Impairment / (gain) on sales of properties      1,503         -        (2,805)       (253)        -
                                             ----------   ---------   ---------   ---------   ----------
Funds from operations                         $  88,331   $  85,917   $  77,629   $  69,392   $  55,962
                                             ----------   ---------   ---------   ---------   ----------

NAREIT has revised its definition of FFO. We adopted the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add-back of non-recurring items in the calculation of FFO. The application of this new definition decreased FFO in 1998 by $375,000, and had no effect on any other years reported.

ITEM 7.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------            -------------------------------------------------------------
                  RESULTS OF OPERATIONS
                  ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, development, acquisitions, dispositions and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives.

OVERVIEW

We added 19,622 manufactured home sites to our portfolio over the three-year period ended December 31, 2001. This includes acquisitions and dispositions of manufactured home communities, as well as our development activity. At the end of this period, our portfolio comprised 217 manufactured home communities containing 70,723 manufactured homesites and 1,359 park model/RV sites, located in 33 states.

We also provide property management and advisory services to N'Tandem Trust ("N'Tandem"). N'Tandem owns 36 communities with an aggregate of 7,882 homesites. We own approximately ten percent of N'Tandem's outstanding equity and have made loans and advances to N'Tandem. We also conduct manufactured home sales and brokerage activities through our taxable subsidiary Community Sales, Inc. ("CSI"). In addition, effective January 1, 2001, we consolidated six development joint ventures that we control. The effects of consolidation were not material to our financial position or results of our operations.

Company growth since the beginning of 1999 can be attributed to community acquisitions, increased operating performance at existing communities, community expansions, and new community development, offset somewhat by property dispositions. On August 1, 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for approximately $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states.

This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than our next largest REIT competitor in that sector.

HISTORICAL RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2001 and 2000. We consider all communities owned by us at both January 1, 2000 and December 31, 2001, as the "Core 2000 Portfolio".

                                          Core 2000 Portfolio        Total
Dollars in thousands, except per site    2001        2000       2001      2000
                                       ----------  ---------  --------  --------
As of December 31,
--------------------------------------
Number of communities                          160         160         217         166
Total manufactured homesites                52,078      51,570      70,723      52,347
Occupied sites                              46,455      47,114      62,478      47,678
Occupancy %                                  89.2%       91.4%       88.3%       91.1%

For the year ended, December 31,
--------------------------------------
Rental income                           $  192,234  $  185,026  $  224,431  $  186,963
Property operating expenses             $   73,066  $   65,417  $   86,481  $   65,845
Net operating income                    $  119,168  $  119,609  $  137,950  $  121,118
Weighted average monthly rent per site  $      331  $      316  $      331  $      316

For the year ended December 31, 2001, net income was $36,118,000, a decrease of $12,604,000 from the year ended December 31, 2000. The decrease was due primarily to increased depreciation due to the acquisition of CWS. Rental revenue for the year ended December 31, 2001 was $224,431,000, an increase of $37,468,000 from 2000. Approximately 81 percent of the increase was due to acquisitions, net of dispositions, and 19 percent was due to rental increases in our Core 2000 Portfolio.

As of December 31, 2001, occupancy in our stabilized portfolio, was 92.5 percent. The active expansion portfolio had occupancy of 79.5 percent, while our greenfield development portfolio had occupancy of 30.8 percent, for a total occupancy of 88.3 percent. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2001 was $331 compared with $316 for the same period in 2000, an increase of 4.6 percent.

Management fee and other income primarily include management fee and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI.

Property operating and maintenance expense for the year ended December 31, 2001 increased by $18,360,000 or 35.0 percent from the prior year. The majority of the increase was due to the acquisition of CWS, along with increased bad debt and collection costs of approximately $5,300,000 and operating expense increases in our Core 2000 Portfolio. The increase in bad debt expense was due to economic conditions as well as the implementation of our enterprise-wide technology solution. In many of our market areas the economic conditions have created a more difficult than normal collections environment, which has significantly impacted the cost of collections, as well the overall ability to collect past due amounts. In addition, difficulties encountered related to the implementation and utilization of our enterprise-wide technology solution, which was initiated in the last quarter of 2000, was also a factor in the unusually high expense recognized in 2001.

The majority of problems were isolated to less than 10 percent of our communities, and we are working diligently to bring the collections performance of these locations in line with the rest of the portfolio. Although we believe that these issues have been substantially resolved, we will continue to monitor the collections performance of each community as well as to improve operational processes to ensure timely billing and collection of delinquent accounts.

Real estate taxes for the year ended December 31, 2001 increased by $2,276,000 or 17.0 percent from the year ended December 31, 2000. The increase is due primarily to acquisitions, expansion of communities, and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were $24.10 in 2001 compared to $23.57 in 2000. Real estate taxes may increase or decrease due to inflation, expansion and improvement of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense in 2001 was 4.1 percent of total revenues as compared to
4.8 percent in 2000.

Interest and related amortization costs increased for the year ended December 31, 2001 by $11,218,000, as compared with the year ended December 31, 2000. The increase is attributed primarily to the indebtedness incurred to finance acquisitions and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 6.8 percent in 2001 from 7.3 percent in 2000, due to lower interest rates, and greater amounts of variable rate debt.

Depreciation expense for the year ended December 31, 2001 increased $13,999,000 from the same period a year ago. The increase is directly attributed to acquisitions, expansions, and additions of rental property. Depreciation expense as a percentage of average depreciable rental property in 2001 remained relatively unchanged from 2000.

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2000 and 1999. We consider all communities owned by us at both January 1, 1999 and December 31, 2000 as the "Core 1999 Portfolio".

                                          Core 1999 Portfolio       Total
Dollars in thousands, except per site    2000          1999        2000        1999
                                       -----------  ----------  ----------  -----------
As of December 31,
--------------------------------------
Number of Communities                          161         161         166         165
Total manufactured homesites                51,325      51,042      52,347      51,659
Occupied sites                              46,912      46,847      47,678      47,383
Occupancy %                                  91.4%       91.8%       91.1%       91.7%

For the year ended, December 31,
--------------------------------------
Rental income                           $  184,438  $  176,872  $  186,963  $  177,789
Property operating expenses             $   64,557  $   62,770  $   65,845  $   63,181
Net operating income                    $  119,881  $  114,102  $  121,118  $  114,608
Weighted average monthly rent per site  $      316  $      302  $      316  $      302

For the year ended December 31, 2000, net income was $48,722,000, an increase of $3,760,000 from the year ended December 31, 1999. The increase was due primarily to increased net operating income from the Core 1999 Portfolio and acquisitions. The increase in net operating income from our Core 1999 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 2000 was $186,963,000, an increase of $9,174,000 from 1999. Approximately 17 percent of the increase was due to acquisitions, net of dispositions, and 83 percent was due to rental increases and occupancy gains in our Core 1999 Portfolio.

Weighted average occupancy for the year ended December 31, 2000 was 47,466 sites compared with 47,181 sites for the same period in 1999. The occupancy rate for the total portfolio was 91.1 percent on 52,347 sites as of December 31, 2000, compared to 91.7 percent on 51,659 sites as of December 31, 1999. The occupancy rate on the stabilized portfolio (communities where we do not have or have not recently had, expansion of the community) was 94.7 percent as of December 31, 2000. We also added 275 available sites to our portfolio through expansion of our communities. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2000 was $316 compared with $302 for the same period in 1999.

Management fee and other income primarily includes management fee and transaction fee income for the management of 44 manufactured home communities and equity earnings from CSI.

Included in interest income and management fee and other income is approximately $3.2 million of interest and related fees, from N'Tandem.

Property operating and maintenance expense for the year ended December 31, 2000 increased by $1,913,000 or 3.8 percent from the prior year. The majority of the increase was due to operating expense increases in our Core 1999 Portfolio, and to a lesser extent, acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased to $91.03 per site, or 2.0 percent.

Real estate taxes for the year ended December 31, 2000 increased by $751,000 or
5.9 percent from the year ended December 31, 1999. The increase is due primarily to acquisitions, expansions of communities, and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were $23.57 in 2000 compared to $22.39 in 1999, an increase of 5.3 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense in 2000 was 4.8 percent of total revenues as compared to
5.2 percent in 1999.

Interest and related amortization costs increased for the year ended December 31, 2000 by $4,082,000, as compared with the year ended December 31, 1999. The increase is attributed primarily to the indebtedness incurred to finance acquisitions and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 2000 from 7.4 percent in 1999.

Depreciation expense for the year ended December 31, 2000 increased $2,094,000 from the same period a year ago. The increase is directly attributed to acquisitions, expansions, and additions. Depreciation expense as a percentage of average depreciable rental property in 2000 remained relatively unchanged from 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $88.9 million for the year ended December 31, 2001, compared to $85.0 million for the same period in 2000. The increase in cash provided by operating activities was due primarily to increases in net operating income, offset by the changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2001 was $371.1 million. In 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for a net amount of approximately $320 million and three additional communities for $22.2 million in cash. We also sold seven properties and received net proceeds of $36.7 million in the latter part of 2001. Total investments in development, expansion, and property and equipment were $40.9 million in 2001 and we advanced $12.1 million on our notes receivables.

On August 3, 2001 we purchased CWS for $552 million, consisting of $323 million borrowed under a bridge facility, $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the "August 2012 Notes"). The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 150 basis points, and matures August 2, 2002. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 309,371 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2010, subject to extension in certain events. These notes are collateralized by the related OP Units. We also acquired three other communities in 2001 for approximately $10 million in OP units and approximately $22 million in cash, which were financed primarily by borrowings under our lines of credit.

During 2001, we invested approximately $26 million in the expansion and development of our communities; resulting in the addition of approximately 350 available sites to our portfolio in 2002, and including finish costs on sites added previously and substantial progress on sites that will be added to our portfolio in 2002. For the year ended December 31, 2001, recurring property capital expenditures, other than development costs, were approximately $7.2 million. Capital expenditures have historically been financed out of operating cash flow and it is our intention that such future expenditures will also be financed out of operating cash flow. In addition, during 2001, we advanced $12 million to non-affiliated entities that own or are developing manufactured home communities.

Net cash provided by financing activities for the year ended December 31, 2001 was $282.1 million. This consisted primarily of the issuance of $150 million of debt and net borrowings under our Credit Facilities and the Acquisition Facility of $213.1 million. These were offset partially by $72.7 million in distributions paid to OP Unitholders.

On October 23, 2001, we issued $150 million of 7.125% Senior Unsecured Notes, due 2011 in a private placement. Net proceeds of $148.3 million were used to repay a portion of the outstanding indebtedness under the Acquisition Facility. In connection with the private placement, we entered into a hedge of forecasted interest payments. We recorded a hedge loss of approximately $7.1 million in other comprehensive income, which is included in the General Partner's caption of the consolidated balance sheet and will amortize this into interest expense over the life of the debt.

In October 2001, we extended $50 million of our $70 million 7.54% senior unsecured notes scheduled to mature in November 2003 to October 2021 at 8.3%.

In addition to the Acquisition Facility, we have a $125 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations (the "BankOne Credit Facility"). The line of credit is unsecured, bears interest at the prime rate of interest or, at our option, LIBOR plus 90 basis points. The line is scheduled to mature in 2004. In addition, we have a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2002, which is under discussion for an extension, (the "US Bank Facility" and, together with the BankOne Credit Facility the "Credit Facilities"). As of December 31, 2001, approximately $125.1 million was outstanding under our Credit Facilities and we had $7.4 million available in additional borrowing capacity.

As of December 31, 2001, we had outstanding, in addition to the Credit Facilities, $470.0 million of unsecured senior debt with a weighted average interest rate and remaining maturity of 7.5 percent and 6.9 years, respectively, $285.6 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.6 percent and 7.5 years, respectively, and $163 million on our Acquisition Facility with an interest rate of 3.6 percent. As of December 31, 2001, we had approximately $1.1 billion of total debt outstanding, representing approximately 48.4 percent of our total market capitalization. All of the debt is fixed rate debt, other than our Credit Facilities and Acquisition Facility. The fixed rate debt carries a weighted average interest rate of 7.5 percent.

In the third quarter of 2001, we began implementing a disposition plan, identifying a number of properties that do not fit strategically with our overall investment portfolio, due to location, proximity to other properties, alternative investment opportunities or other factors. As of December 31, 2001, we had sold seven properties for approximately $42 million. The net proceeds from these sales, of approximately $37 million were used primarily to pay down the Acquisition Facility. Due to the timing of these sales, approximately $11 million was received in January of 2002. Since December 31, 2001, we have sold an additional three properties for approximately $6.2 million. The net proceeds were used to pay down the Acquisition Facility. As of March 15, 2002, we had $145.8 million outstanding under the Acquisition Facility and $22.4 million available under our Credit Facilities. We will continue to evaluate our properties and, depending on market conditions, expect to sell additional communities in 2002.

We expect to re-pay the balance of the Acquisition Facility, which matures in August of 2002, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, and the issuance of additional debt or equity securities.

Our principal long term liquidity needs include: repayment of long-term borrowings and amounts outstanding under the Credit Facilities and the Acquisition Facility, future acquisitions of communities and land for development, and new and existing community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under the Credit Facilities and other lines of credit.

The following is a summary of our aggregate commitments, in millions, as of December 31, 2001:

                                                          Payments Due by Period
                    -------------------------------------------------------------------------------------
    Contractual                            Less than 1
    Obligations                 Total         year        1 - 3 years     4 - 5 years    After 5 years
---------------------------------------------------------------------------------------------------------
Fixed Rate Debt                    $766              $6           $190            $121             $449
Variable Rate Debt                  288             167            121               -                -

                                                Amount of Commitment Expiration Per Period
                                        -----------------------------------------------------------------
                                Total
     Other Commercial          Amounts     Less than 1
       Commitments            Committed       year        1 - 3 years     4 - 5 years    After 5 years
---------------------------------------------------------------------------------------------------------
Lines of Credit                  $132.5            $7.5           $125               -                -
Guarantees                         48.4             (1)            (1)             (1)              (1)

     (1)   These guarantees expire at various times.

The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property. We were out of compliance on one of our covenants as of December 31, 2001 associated with both our BankOne Credit Facility and the Acquisition Facility. Also, in February 2002, we were out of compliance on another of our covenants under both agreements that limit the amount of variable rate debt outstanding. In February 2002, we received waivers from the lenders and amended the agreements to change the covenant for the remaining term of the Acquisition Facility and until March 2003 for the Credit Facility.

In March 2002, Moody's Investor Service lowered our debt rating to Baa3 from Baa2. The reason for the change was due to a weaker capital structure and coverage ratios since completing the CWS acquisition. Standard and Poors has not changed its rating of BBB. In the event that our debt rating is lowered again, it may have an impact on the cost of our debt.

We currently own approximately 10 percent of N'Tandem's outstanding stock and account for our investment utilizing the equity method of accounting. We also recognize income from a property management agreement, an advisory agreement, overhead reimbursements and interest income on advances as earned. The amount of fee income and interest income earned is outlined in the table below.

                                                  2001                  2000                  1999
                                             ----------------      ----------------      ---------------
Interest income and related fees           $           3,345     $           3,165     $          1,914
Transaction fees                                         522                 2,530                1,055
Advisory fees                                          1,335                   777                  346
Management and overhead fees                           1,935                 1,303                1,217
                                             ----------------      ----------------      ---------------
                                           $           7,137     $           7,775     $          4,532
                                             ================      ================      ===============

Interest is earned on the loan to N'Tandem (Prime plus one percent, or 5.75 percent at December 31, 2001) and includes fees paid by N'Tandem for the subordination of our loan to the N'Tandem bank debt ($730,000 in both 2001 and 2000). The transaction fees are related to acquisition services provided by us to N'Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N'Tandem's average assets. The management fees are charged based on five percent of revenues of properties managed by us on behalf of N'Tandem. Overhead reimbursement fees are based on a fixed fee per site. We expect to receive modest increases on the recurring fees due to increases in expected revenues and sites. However, as the non-recurring fees are subject to the completion of a transaction, these are difficult to predict.

N'Tandem currently has net losses of approximately $8 million for the year ended December 31, 2001 and also has experienced negative cash flows from operations. We serve as a guarantor on N'Tandem's $20 million line of credit. We do not have any agreements to fund future operating losses of N'Tandem, however our ability to recover our fees charged to N'Tandem and our loans and advances to N'Tandem is dependent on the ultimate sale of the N'Tandem properties. N'Tandem will likely continue to generate negative cash flow from operations in the near term. We believe that based on current market conditions the loans and advances to N'Tandem, which totaled approximately $33 million at December 31, 2001, will be recovered from the ultimate sale of the properties.

The following table summarizes certain financial information for N'Tandem for the years ending December 31, 2001 and 2000.

                                                      2001            2000
                                             ----------------------------------

Total revenues                                $        23,066    $     10,487
Operating and administrative expenses                  14,103           5,986
Interest expense                                       11,744           7,287
Depreciation expense                                    5,555           2,623
Preferred dividends                                       110             110
                                             ----------------------------------
Net loss                                      $        (8,446)   $     (5,519)
                                             ==================================

Rental property                               $       128,941    $    127,291
Total assets                                  $       134,009    $    132,678
Amounts due to the Company                    $        33,348    $     32,120
Other debt                                    $       109,675    $    102,216
Shareholders' deficit                         $       (27,892)   $    (10,474)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, which requires us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in
Note 2 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that both require our most difficult, subjective or complex judgments and are most important to the portrayal of our financial condition and results of operations. We believe that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on our consolidated financial statements.

     . When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values computed using our estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.
     . We recognize an impairment loss on a real estate asset to be held and used in operations if the asset's undiscounted expected future cash flows are less than its depreciated cost. We compute a real estate assets undiscounted expected future cash flow using certain estimates and assumptions.
     . We use two different accounting methods to report our investments in entities: the consolidation method and the equity method. We use the consolidation method when we own most of the outstanding voting interests in an entity and/or can control its operations. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. We review these investments regularly for possible impairment using certain estimates and assumptions regarding undiscounted expected future cash flows. We also review these investments regularly for proper accounting treatment. However, a key factor in this review, the determination of whether or not we can control or exert significant influence over an entity's operations, is subjective in nature.
     . We report receivables net of an allowance for receivables that may be uncollectible in the future. We review our receivables regularly for potential collection problems in computing the allowance recorded against our receivables; this review process requires we make certain judgments regarding collections that are inherently difficult to predict.

     . Collectibility of advances to N'Tandem and other Notes Receivable is based on the determination of the fair market value of the properties and the related net proceeds from the ultimate liquidation of the properties.

INFLATION

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable us to seek market rentals upon reletting the sites. Such leases generally minimize the risk to us of any adverse effect of inflation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As individual properties to be sold qualify as components of an entity, properties classified as held for sale or sold in a reporting period will be treated as discontinued operations for reporting purposes. The statement of income will reflect the properties' results of operations, including any gains or losses recognized, as a separate component in the income statement.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies. FFO is calculated as follows:

                                              For the Year Ended December 31,
(In thousands)                                 2001        2000         1999
                                             ----------  ----------  -----------
Net income                                   $   36,118  $   48,722  $   44,962
Less:
  Income allocated to Preferred OP Units          6,094       6,094       6,094
Plus:
  Depreciation of rental property                56,804      43,289      41,161
  Amortization of intangibles                       -           -           405
Impairment / (gain) on sales of properties        1,503         -        (2,805)
                                             ----------  ----------  -----------
Funds from operations                        $   88,331  $   85,917  $   77,629
                                             ==========  ==========  ===========

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------           ----------------------------------------------------------

Our primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 2001, our Credit and Acquisition Facilities represented our only variable rate debt.

The following table sets forth information as of December 31, 2001, concerning our debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                                    For the Year Ended December 31,
                           2002       2003       2004       2005      2006     Thereafter    Total       FV
Debt obligations
  Fixed rate             $   5,617  $ 76,177  $ 113,894  $ 109,615  $ 11,644  $ 448,645  $   765,592  $   788,914
  Average interest rate       7.7%      7.8%       7.1%       8.5%      8.1%       7.5%
  Variable rate          $ 166,844              121,000                                  $   287,844  $   287,844
  Average interest rate       3.4%                 3.0%
Total debt               $ 172,461  $ 76,177  $ 234,894  $ 109,615  $ 11,644  $ 448,645  $ 1,053,436  $ 1,076,758

We face market risk relating to our fixed-rate debt upon re-financing of such debt and depending upon prevailing interest rates at the time of such re-finance. As a result of our successful re-financing and extension of our fixed-rate debt, as illustrated in the above chart, we will not need to re-finance any of our fixed-rate debt until 2003. Our Acquisition Facility matures in August of 2002. We expect to re-pay the balance, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, a bank term loan, or the issuance of additional debt or equity securities.

In addition, we have assessed the market risk for our variable rate debt and believe that a 1% increase in LIBOR rates would result in an approximate $2.9 million increase in interest expense based on $287.8 million of variable rate debt outstanding at December 31, 2001.

The fair value of our long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------            -------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CP Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position CP Limited Partnership (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial statement schedule are the responsibility of Company management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 27, 2002

                            CP LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Year Ended December 31,
                                                                  -----------------------------------------
In thousands, except per OP Unit data
                                                                      2001           2000           1999
                                                                  ------------   ------------   ------------
Revenues
   Rental income                                                  $   224,431    $   186,963    $   177,789
   Interest income                                                     10,084         10,794          6,796
   Management fee and other income                                      5,005          7,008          4,778
                                                                    ------------   ------------   ------------
                                                                      239,520        204,765        189,363
Expenses
   Property operating and maintenance                                  70,779         52,419         50,506
   Real estate taxes                                                   15,702         13,426         12,675
   Depreciation and amortization                                       57,919         43,920         41,826
   Administrative                                                       9,881          9,878          9,881
   Interest and related amortization                                   47,618         36,400         32,318
                                                                  ------------   ------------   ------------
                                                                      201,899        156,043        147,206
                                                                  ------------   ------------   ------------

   Income before impairment/net gain on sales of properties            37,621         48,722         42,157
   Impairment / net gain on sales of properties                        (1,503)           -            2,805
                                                                  ------------   ------------   ------------

Net income                                                             36,118         48,722         44,962
Less distributions to Preferred OP Unitholders                          6,094          6,094          6,094
                                                                  ------------   ------------   ------------
Net income attributable to common OP Unitholders                  $    30,024    $    42,628    $    38,868
                                                                  ============   ============   ============

Net income attributable to common OP Unitholders
   General Partner                                                $    26,256    $    37,786    $    34,626
   Limited Partners                                                     3,768          4,842          4,242
                                                                  ------------   ------------   ------------
                                                                  $    30,024    $    42,628    $    38,868
                                                                  ============   ============   ============

Per common OP Unit information:

      Basic earnings per OP Unit                                  $      0.90    $      1.33    $      1.23
                                                                  ============   ============   ============

      Diluted earnings per OP Unit                                $      0.90    $      1.32    $      1.23
                                                                  ============   ============   ============

               The accompanying notes are an integral part of the
                              financial statements.

                             CP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

(In thousands)                                                           December 31,
                                                                 --------------------------
Assets                                                                2001          2000
                                                                 -------------  -----------
Rental property:
   Land                                                          $     205,416  $  139,565
   Land and improvements for expansion sites                           112,821      51,043
   Manufactured home community improvements                          1,212,195     851,325
   Community buildings                                                 116,677      57,152
   Furniture and other equipment                                        39,565      33,408
                                                                 -------------  -----------
   Total rental property                                             1,686,674   1,132,493

      Less accumulated depreciation                                    285,209     236,240
                                                                 -------------  -----------

       Net rental property                                           1,401,465     896,253

Rental properties held for sale                                          6,626          -
Cash and cash equivalents                                                   61          99
Rents and other receivables, net                                        17,591       7,107
Notes receivable                                                        45,514      24,539
Investments in and advances to affiliates                              108,674      79,272
Prepaid expenses and other assets                                       11,942      10,594
                                                                 -------------  -----------

        Total assets                                             $   1,591,873  $1,017,864
                                                                 =============  ===========

Liabilities
Debt                                                             $   1,053,436  $  531,629
Accrued interest payable                                                10,668       6,953
Accounts payable and accrued expenses                                   24,387      17,926
Rents received in advance and security deposits                         12,749       7,816
Distributions payable                                                      760         765
                                                                 -------------  -----------

        Total liabilities                                            1,102,000     565,089

Commitments and contingencies (Note 12)                                     -           -

Partners' Capital, Unlimited Authorized Units:
   35,021,703 and 32,124,469, common OP Units outstanding at December 31, 2001 and 2000, respectively; 1,500,000
   Preferred OP Units outstanding at December 31, 2001 and 2000

   General Partner                                                     344,954     335,912
   Limited Partner                                                      71,962      43,906
   Preferred OP Units, Series A                                         72,957      72,957
                                                                 -------------  -----------

        Total partners' capital                                        489,873     452,775
                                                                 -------------  -----------

        Total liabilities and partners' capital                  $   1,591,873  $1,017,864
                                                                 =============  ===========

               The accompanying notes are an integral part of the
                              financial statements.

                            CP LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

Dollars in thousands, except per OP Unit data

                                                           For the Year Ended December 31,
                                  2001                                  2000                               1999
                   ------------------------------------  -----------------------------------  ------------------------------------
                               Common         Preferred                Common     Preferred               Common      Preferred
                    General    Limited        Limited     General       Limited    Limited     General     Limited     Limited
Partners' Capital
Balance at
   beginning
   of period       $   335,912  $   43,906  $   72,957  $   361,820  $   48,185  $   72,957  $   367,935  $    47,473  $   73,002

Net income              26,256       3,768         -         37,786       4,842         -         34,626        4,242         -
Issuance of
   units at fair
   market value          3,449      83,896         -          8,611         754         -          3,394       13,326         -
Transfer (from)
   to limited
   partners to
   (from) general
   partners
   resulting from
   issuance of
   OP Units             49,725     (49,725)        -          2,387      (2,387)        -         10,187      (10,187)        -
OP Units
   reacquired
   and retired             -           -           -        (11,323)        -           -            (61)         -           -
Distributions
  declared
    $2.18 in
    2001,
    $2.06 in
    2000 and
    $1.94 in
    1999               (62,809)     (9,883)        -        (58,744)     (7,488)        -        (54,636)      (6,669)        -
Other                   (7,579)        -           -         (4,625)        -           -            375          -           (45)
                    ----------- ----------- ---------- -------------  ----------- --------- ------------ ------------  ------------
Balance at
end of
the period          $  344,954  $   71,962  $   72,957  $   335,912   $  43,906  $   72,957  $   361,820  $    48,185  $   72,957
                    =========== =========== ========== =============  =========== ========== =========== ============  ============

               The accompanying notes are an integral part of the
                              financial statements.

                               CP LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended December 31,
                                                                             ------------------------------------------
In thousands                                                                     2001          2000            1999
                                                                             ------------  -------------  -------------
Cash flows from operating activities:
   Net income attributable to common OP Unitholders                          $    30,024    $    42,628    $    38,868
   Adjustments to reconcile net income attributable to common OP
      Unitholders to net cash provided by operating activities:
        Bad debt expense                                                           5,157            971          1,105
        Impairment / net gain on sales of properties                               1,503             -          (2,805)
        Depreciation and amortization                                             57,919         43,920         41,826
        Amortization of debt issuance costs                                        1,053            605            730
        Increase in operating assets                                              (2,660)        (2,270)        (4,348)
        Increase (decrease) in operating liabilities                              (4,098)          (893)         2,088
                                                                             ------------  -------------  -------------
          Net cash provided by operating activities                               88,898         84,961         77,464
                                                                             ------------  -------------  -------------

Cash flows from investing activities:
   Acquisitions of rental properties and land to be developed                    (22,167)        (5,725)       (13,259)
   Dispositions of rental properties                                              25,981             -          13,108
   Additions to rental properties and equipment                                  (40,854)       (29,378)       (24,606)
   Investments in and advances to affiliates                                      (1,383)       (21,966)       (27,682)
   Acquisition of CWS                                                           (320,486)            -              -
   Advances on notes receivables, net                                            (12,139)       (16,054)        (4,338)
                                                                             ------------  -------------  -------------
          Net cash used in investing activities                                 (371,048)       (73,123)       (56,777)
                                                                             ------------  -------------  -------------
Cash flows from financing activities:
   Borrowings on lines of credit                                                 489,512        304,099        119,130
   Payments on lines of credit                                                  (276,398)      (328,186)       (58,549)
   Principal payments on debt                                                     (2,738)        (1,572)        (1,176)
   Proceeds from the issuance of debt                                            150,000        295,295            -
   Payoff of debt                                                                    -         (190,838)       (23,598)
   Payment of debt issuance costs                                                 (1,377)          (617)           -
   Settlement of hedge transaction                                                (7,107)         1,500            -
   Distributions to OP Unitholders                                               (72,703)       (81,534)       (60,244)
   OP Units repurchased and retired                                                  -          (11,323)           (76)
   Exercise of Chateau's common stock options and other                            2,923          1,089          3,724
                                                                             ------------  -------------  -------------
         Net cash provided by (used in) financing activities                     282,112        (12,087)       (20,789)
                                                                             ------------  -------------  -------------

Decrease in cash and cash equivalents                                                (38)          (249)          (102)
Cash and cash equivalents, beginning of period                                        99            348            450
                                                                             ------------  -------------  -------------
Cash and cash equivalents, end of period                                     $        61    $        99    $       348
                                                                             ============  =============  =============

Supplemental information:
   Cash paid for interest, net of amounts capitalized                        $    42,811    $    34,126    $    30,626
                                                                             ============  =============  =============
   Fair market value of OP Units issued for acquisitions/development         $    74,325    $       754    $    13,341
                                                                             ============  =============  =============
   Debt assumed in connection with acquisitions and development              $   171,748    $     1,835    $       650
                                                                             ============  =============  =============
   Notes payable issued in connection with acquisitions                      $     9,942    $        -     $       -
                                                                             ============  =============  =============

   Notes receivable issued in connection with acquisitions and dispositions  $    14,071    $        -     $       -
                                                                             ============  =============  =============
   Note receivable used in consideration of acquisition                      $     7,140    $        -     $       -
                                                                             ============  =============  =============

               The accompanying notes are an integral part of the
                              financial statements.

                             CP LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND FORMATION OF COMPANY:
     -------------------------------------

CP Limited Partnership (the "Company") is a limited partnership and was formed by Chateau Communities, Inc. ("Chateau"), a real estate investment trust, as general partner and Chateau Estates, as the initial limited partner, on September 16, 1993.

The Company considers itself to be engaged in only one industry segment. The Company is engaged in the business of owning and operating manufactured housing community properties. As of December 31, 2001, the Company owned 217 properties containing an aggregate of 70,723 homesites and 1,359 park model/RV sites, located in 33 states. Approximately 28 percent of these homesites were in Florida, 24 percent were in Michigan, and 10 percent were in Georgia. The Company also fee managed 38 properties containing an aggregate of 8,118 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company, generally for a term of one year or less.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company, and its subsidiaries. Chateau and ROC Communities, Inc. are general partners. As of December 21, 2001, Chateau owned on a combined basis, an 83 percent general partner interest. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of December 31, 2001 is identical to the accompanying balance sheet of the Company, except as follows:

                                                                       (in thousands)
                                                 As Presented Herein                     Chateau Communities Inc.
                                                 December 31, 2001    Adjustments         December 31, 2001
                                                --------------------  ---------------- --------------------------
Minority interests in CP Limited Partnership    $                 -   $       144,919   $               144,919
                                                ====================  ================ ==========================

Equity :
   General partner                              $            344,954  $      (344,954)  $                    -
   Limited partners                                          144,919         (144,919)                       -
   Common stock                                                   -               292                       292
   Additional paid-in capital                                     -           499,068                   499,068
   Dividends in excess of accumulated earnings                    -          (134,158)                 (134,158)
   Accumulated other comprehensive income                         -            (6,516)                   (6,516)
   Notes receivable, officers                                     -           (13,732)                  (13,732)

                                                --------------------  ---------------- --------------------------
Partners' capital/shareholders' equity          $            489,873  $      (144,919)  $               344,954
                                                ====================  ================ ==========================

All significant inter-entity balances and transactions have been eliminated in consolidation.

The Company conducts manufactured home sales and brokerage activities through its taxable service corporation, Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow and economics. The Company accounts for its investment in CSI utilizing the equity method of accounting, since the Company does not own any of the voting common stock of CSI. Equity earnings or losses are recorded as management fee and other income in the accompanying statements of income.

                             CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates may affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Rental Property Held for Sale

Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets. During the fourth quarter of 2001, the Company identified four communities for disposition and as such, reclassified these assets from rental property to rental property held for sale. As a result, the Company evaluated its carrying value of these assets, and recognized an asset impairment charge of approximately $2.1 million. These charges have been included in the Company's accompanying consolidated statements of income.

                             CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                                                                   Estimated Useful
Class of Asset                                                                                      Lives (Years)
--------------                                                                              -------------------------------
Manufactured home community improvements                                                               20 to 30
Community buildings                                                                                    25 to 30
Furniture and other equipment                                                                          3 to 10
Computer software and hardware                                                                          3 to 7

Maintenance, repairs, and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized and depreciated over their estimated useful lives. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation, compared to the sales proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Interest capitalized by the Company for the years ended December 31, 2001, 2000, and 1999, was $4,368,000, $1,646,000, and $1,249,000, respectively.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Debt Issuance Costs

Costs incurred to obtain financing are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments other than debt approximate their carrying values at December 31, 2001 and 2000. The fair value of the Company's debt at December 31, 2001 and 2000 was estimated to be $1.1 billion and $533 million, respectively, based on current interest rates for comparable loans.

Stock Options

As the Company is a consolidated subsidiary of Chateau, Chateau has granted stock options to employees of the consolidated group and Chateau has applied Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, the Company is also permitted to and has also elected to apply APB 25 and its related Interpretations. As the exercise price of stock options granted equals the fair market value of the underlying Chateau stock at the date of grant, no compensation expense is recorded in the Company's financial statements related to stock options grants.

                             CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Derivatives

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS No. 138, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Upon adoption of SFAS No. 138, the Company recorded a transition adjustment of $658,000 as a cumulative effect to accumulated other comprehensive income, which is included in the general partner's caption of the Consolidated Balance Sheets. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancing of debt which had been completed at the date of adoption. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In assessing the fair value of its financial instruments, both derivative and non-derivative, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, the Company uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized."

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books to an indefinite life and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As individual properties to be sold qualify as components of an entity, properties classified as held for sale or sold in a reporting period will be treated as discontinued operations for reporting purposes. The statements of income will reflect the properties' results of operations, including any gains or losses recognized, as a separate component in the income statement.

                             CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

3.   ACQUISITIONS AND DISPOSITIONS OF RENTAL PROPERTY:
     -------------------------------------------------

ACQUISITION OF CWS

On August 3, 2001 the Company purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Unsecured Installment Notes due 2012 (the "7.5% Notes"). The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. The Company financed the cash portion of this transaction primarily through borrowings on a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002.

In connection with the CWS acquisition, the following related transactions occurred:

..    As of August 2, 2001, certain limited partners in the CWS operating partnership amended their $26 million loans and agreed to, among other things, replace the collateral with a proportionate amount of OP Units, provide for an initial purchase price for such OP Units subject to our repurchase option at $27.17 per OP Units, eliminate our right to exercise this repurchase option in the event of a prepayment of these loans in full prior to January 1, 2003 and lower the exercise price of this repurchase option in the event that certain distributions are made to the borrowers. The maturity dates of these loans range between June 14, 2009 and September 26, 2010. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Investment in and advances to affiliates in the accompanying consolidated balance sheets as of December 31, 2001.

..    The Company agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to the Company through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. As of December 31, 2001, the Company has issued $9,570,000 of such notes/OP Units and the notes are included in Investment in and advances to affiliates in the accompanying consolidated balance sheet as of December 31, 2001.

The total CWS purchase price and liabilities assumed was allocated as follows:

Rental property                                     $                519,691
Net working capital                                                   32,299
                                                        ------------------------
                                                    $                551,990
                                                        ========================

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

The following unaudited pro forma income statement information has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2000. In addition, the pro forma information is presented as if the acquisition of eight properties made in 2000 by CWS and the disposition of certain CWS properties by the Company in 2001 had occurred on January 1, 2000. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS acquisition had been consummated on January 1, 2000.

(in thousands, except per OP Unit data)

                                                   For the Year Ended December 31,
                                                -------------------------------------
                                                        2001              2000
                                                ------------------- -----------------

Revenues                                         $         270,981   $       260,145
Total expenses*                                            246,396           237,633
                                                ------------------- -----------------
Net income**                                     $          24,585   $        22,512
                                                =================== =================
Earning per OP Unit - basic                      $            0.71   $          0.65
                                                =================== =================
Earnings per OP Unit - diluted                   $            0.70   $          0.65
                                                =================== =================
Weighted average OP Units outstanding - basic               34,811            34,481
                                                =================== =================
Weighted average OP Units outstanding - diluted             35,011            34,575
                                                =================== =================

______________________
*Includes depreciation of $69,639 and $64,688 for the year ended
 December 31, 2001 and 2000, respectively.
**After impairment/gain on sale of properties and allocation to Preferred OP
  Units.

OTHER ACQUISITIONS

The following table summarizes acquisitions, other than CWS, made by the
Company:

(Dollars in thousands)

                                                             Amount         Fair Market
                                                          Allocated to       Value of OP
                         Number of   Number of              Assets          Units/Shares       Debt
Acquisition Date        Communities    Sites       State    Acquired          Issued         Assumed         Cash/(1)/
-------------------------------------------------------------------------------------------------------------------------

October 2001 /(2)/          1           401         CO    $     14,160    $       1,555    $      7,140    $       5,465

May 2001                    1           756         GA    $     23,837    $       8,534    $      4,418    $      10,885

April 2001                  1           288         IN    $      5,400    $           -    $          -    $       5,400

December 2000               1           295         GA    $      2,550    $          17    $      1,835    $         698

February 2000               1           115         AL    $      1,600    $           -    $          -    $       1,600

October 1999                1           315         AL    $      8,712    $           -    $        650    $       8,062

April 1999                  1           309         AL    $      4,013    $           -    $          -    $       4,013

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit.
(2) The Company purchased the remaining interests in the joint venture, including a note receivable to the Company.

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

DISPOSITIONS

In the third quarter of 2001, the Company began implementing a plan to sell a number of mature properties that no longer meets its portfolio objectives. As of December 31, 2001, the Company had sold 7 properties for approximately $42 million. The net proceeds from these sales, approximately $37 million, were used primarily to pay down the Acquisition Facility. Due to the timing of these sales, approximately $11 million was received in January of 2002. The Company will continue to evaluate its properties and, depending on market conditions, expects to sell additional communities in 2002. In 1999, the Company disposed of two communities, with 509 homesites, for a net amount of $11.7 million, resulting in a gain of $2.8 million.

4. Notes Receivable
   ----------------

Notes receivable are from entities that are not affiliated with the Company and all own, or are developing, manufactured home communities. These notes are collateralized by manufactured home communities or by partnership interests in partnerships that own manufactured home communities. These notes have a weighted average interest rate of 10.9% and mature between 2002 and 2022. Management has evaluated the collectibility of these notes and has determined that no valuation allowance is necessary.

5. Investments in and Advances to Affiliates
   -----------------------------------------

Investments in and advances to affiliates as of December 31, consisted of the following:

                                                   2001                   2000
                                                   ----                   ----

Community Sales, Inc. ("CSI")               $           29,039     $           25,242
N'Tandem Trust ("N'Tandem")                             33,348                 32,120
Notes Receivables - OP Unitholders                      35,570                      -
Other                                                   10,717                 21,910
                                               ----------------       ----------------
                                            $          108,674     $           79,272
                                               ================       ================

CSI
---

Advances to CSI are primarily used to finance inventory purchases. These advances have an interest rate of prime plus 1% (5.75 percent as of December 31, 2001).

N'Tandem
--------

The Company currently owns approximately 10 percent of N'Tandem's outstanding equity, wholly owns N'Tandem's external advisor and provides management and other services to N'Tandem for a fee. As such, the Company possesses significant influence over the operating and financial decisions of N'Tandem, and accordingly, accounts for its investment in N'Tandem utilizing the equity method of accounting. The Company also recognizes income from a property management agreement, an advisory agreement and interest income on advances as earned, as more fully outlined in Note 11.

The Company has loaned N'Tandem approximately $27 million and advanced an additional $6 million over the past several years. The loan is due December 2002, is unsecured and bears interest at the prime rate of interest plus one percent per annum.

As of December 31, 2001, N'Tandem owned 36 communities with 7,882 homesites.

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Notes Receivable - OP Unitholders
---------------------------------

These notes are loans to former CWS shareholders of $26 million (the "$26 Million Notes") and promissory notes of $9.6 million (the "$9.6 Million Notes") (see note 3). The collateral for the loans are the OP Units held by the former CWS shareholders. The loan agreements provide for principal payment of the loans through the use of the collateral or cash. Interest on the $26 Million Notes are payable quarterly at an annual rate of 6%, increasing by one-quarter of one percent on each anniversary date of the loan agreement up to a maximum of 8.25% and 7.5% on the $9.6 Million Notes. The Company earned $793,000 of interest income for these notes in 2001.

6. FINANCING:
   ---------

The following table sets forth certain information regarding debt at December
31:

                                  Weighted                                          Principal Balance
                                   Average                                            (In thousands)
                                Interest Rate    Maturity Date               2001                        2000
                              ---------------- ---------------- -------------------------   --------------------------

Fixed rate mortgage notes          7.63%           2002-2011                  $   285,650                   $  136,899
Unsecured Senior Notes             7.47%           2003-2011                      470,000                      320,000
Unsecured Installment Notes        7.50%             2012                           9,942                            -
                                                                -------------------------   --------------------------
         Total fixed rate debt                                                    765,592                      456,899
Acquisition Facility               3.59%             2002                         162,700                            -
Unsecured lines of credit          3.02%           2002-2004                      125,144                       74,730
                                                                -------------------------   --------------------------
      Total variable rate debt                                                    287,844                       74,730
                                                                -------------------------   --------------------------
                                                                              $ 1,053,436                   $  531,629
                                                                =========================   ==========================

At December 31, 2001, the Company had a $125 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 90 basis points (2.77 percent at December 31, 2001). The line is scheduled to mature in 2004. In addition, The Company has a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (3.12 percent at December 31, 2001), which matures in March 2002. As of December 31, 2001, approximately $125.1 million was outstanding under the Company's lines of credit and the Company had available $7.4 million in additional borrowing capacity.

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

The following table summarizes significant debt issuances and the related use of proceeds made during the year ended December 31, 2001 and 2000:

                             Original   Interest                           Expiration
   Transaction Date           Amount      Rate     Classification             Date             Use of Proceeds
---------------------------------------------------------------------------------------------------------------------------
    October 2001           $  150,000    7.13%    Senior Unsecured            2011       Repay portion of Acquisition
                                                                                         Facility
    October 2001               50,000    8.30%    Senior Unsecured            2021       Repay a portion of the 7.54%
                                                                                         debt maturing in 2003
    August 2001               323,000    3.59%    Acquisition Facility        2002       CWS Acquisition
     June 2000                116,000    7.83%    Mortgage Debt               2010       Repay debt
                              100,000    8.30%    Senior Unsecured            2005       Repay debt
                               50,000    8.00%    Senior Unsecured            2003       Repay debt

In connection with the debt issuance of $150 million, the Company entered into a hedge of forecasted interest payments. At the time of closing, there was an accumulated hedge loss of $7.1 million that was recorded in accumulated other comprehensive income which is included in the general partner's caption of the consolidated balance sheet and which will be amortized over the life of the debt.

The Company has $100 million 6.92% MandatOry Par Put Remarketed Securities(sm) ("MOPPRS(sm)") due December 10, 2014. The remarketing dealer paid The Company $2 million for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt. Upon the remarketing dealer's election to remarket the MOPPRS(sm), the interest rate to the December 10, 2014 maturity date of the MOPPRS(sm) will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the remarketing agreement). In the event the remarketing dealer does not elect to remarket the MOPPRS(sm), the MOPPRS(sm) will mature in 2004.

As of December 31, 2001 the Company has a total of 36 collateralized properties.

The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized or variable rate indebtedness without a corresponding increase in rental property. The Company was out of compliance on one of its covenants as of December 31, 2001 associated with both its BankOne Credit Facility and the Acquisition Facility. Also, in February 2002, the Company was out of compliance on another covenant under both agreements that limit the amount of variable rate debt outstanding. In February 2002, the Company received waivers from the lenders and amended the agreements to change the covenants for the remaining term of the Acquisition facility and until March 2003 for the Credit Facility.

The Acquisition Facility matures in August of 2002. The Company expects to re-pay the balance, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, a bank term loan, or the issuance of additional debt or equity securities.

The aggregate amount of principal maturities for the fixed rate debt, including the Unsecured Senior Notes and Unsecured Installment Notes, subsequent to December 31, 2001 (in thousands) is as follows:

2002                                         $               5,617
2003                                                        76,177
2004                                                       113,894
2005                                                       109,615
2006                                                        11,644
Thereafter                                                 448,645
                                                -------------------
                                             $             765,592
                                                ===================

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

7. CAPITAL TRANSACTIONS:
   --------------------

The following table represents the changes in the Company's outstanding OP Units for the years ended December 31, 2001, 2000, and 1999 (in thousands).

                                                         2001        2000         1999
                                                      -----------  ----------  ----------

Common OP Units outstanding at January 1                  32,124      32,131      31,460
Units repurchased and retired                                -          (454)         (3)
Units issued in connection with acquistions                2,751          28         531
Units issued through awards, sales to key employees
  and the exercise of Chateau stock options                  147         419         143
                                                      -----------  ----------  ----------
Common OP Units outstanding at December 31                35,022      32,124      32,131
                                                      -----------  ----------  ----------

The Company paid a distribution of $.545 per OP Unit on April 16, 2001; July 16, 2001; October 15, 2001 and December 31, 2001 to OP Unitholders of record as of March 30, 2001; June 29, 2001; September 30, 2001 and December 15, 2001,
respectively.

The Company paid a distribution of $.515 per OP Unit on April 14, 2000; July 14, 2000; October 16, 2000 and December 29, 2000 to OP Unitholders of record as of March 31, 2000; June 30, 2000; September 30, 2000 and December 15, 2000,
respectively.

In 2000, Chateau repurchased 453,900 shares for approximately $11.3 million.

Included in partners' capital is approximately $73 million, which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units ("Preferred Units"). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Chateau.

Basic and diluted earnings per common OP Unit are summarized in the table below:

                                                                        For the Year Ended December 31,
                                                                 ----------------------------------------------
(In thousands, except OP Unit data)                                   2001            2000            1999
                                                                 --------------- --------------- --------------
Basic earnings per OP Unit
  Net income attributable to common OP Unitholders                $     30,024    $     42,628    $     38,868
                                                                 =============== =============== ==============
  Weighted average OP Units - Basic                                     33,346          32,130          31,582
                                                                 =============== =============== ==============
  Per OP Unit                                                     $       0.90    $       1.33    $       1.23
                                                                 =============== =============== ==============
Diluted earnings per OP Unit
  Net income attributable to common OP Unitholders                $     30,024    $     42,628    $     38,868
                                                                 =============== =============== ==============
  Weighted average common OP Units outstanding                          33,346          32,130          31,582
  Chateau employee stock options                                           200              94             132
                                                                 --------------- --------------- --------------
  Weighted average OP Units - Diluted                                   33,546          32,224          31,714
                                                                 =============== =============== ==============
  Per OP Unit                                                     $       0.90    $       1.32    $       1.23
                                                                 =============== =============== ==============

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

8. COMPREHENSIVE INCOME:
   --------------------

In August 2001, the Company entered into a forward interest rate swap agreement to hedge the anticipated issuance of $150 million of senior notes, which were issued pursuant to a debt issuance in October 2001. The purpose of the swap was to hedge future interest rate payments on the fixed rate bonds to be issued. This swap is accounted for as a cash flow hedge, in accordance with SFAS No.
133. In accordance with SFAS No. 133, the Company recorded a loss on the swap of approximately $7.1 million as of the date of the debt issuance in other comprehensive income, which is included in the general partner's caption of the Consolidated Balance Sheet. Under SFAS No. 133, the Company began amortizing the amounts in other comprehensive income related to this hedge once the debt was issued.

Total comprehensive income for the year ended December 31, 2001 is summarized as follows (in thousands):

Net income                                                                           $           36,118
Cumulative effect of adoption of SFAS 133                                                           658
Net amortization of hedge loss and transition adjustment                                            143
Accumulated hedge loss on bond issue and other                                                   (7,317  )
                                                                                        ----------------
Total comprehensive income                                                           $           29,602
                                                                                        ================

9. STOCK OPTION PLANS:
   ------------------
The Company is a consolidated subsidiary of Chateau and employs all personnel on behalf of Chateau. Chateau has granted certain employees of the Company stock options, which, if exercised, will allow employees to acquire common stock in Chateau, and result in the issuance by the Company of OP Units to Chateau as general partner.

Chateau's equity compensation plans, (collectively, the "Plans") provide for the grant of approximately 3.6 million options and restricted stock awards. The compensation committee of the Board of Directors approves the awards and determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

During 2001, Chateau's Board of Directors approved the 2001 Equity Compensation Plan and the CWS Equity Compensation Plan, which provides for up to 500,000 and 55,000, shares of Chateau's common stock, respectively, that may be granted to key employees other than directors and executive officers.

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Information concerning Chateau's stock options is as follows:

                                                       2001                        2000                        1999
                                          ------------------------------ --------------------------- ---------------------------
                                                             Weighted-                   Weighted-                   Weighted-
                                                              Average                     Average                     Average
       Shares subject to option:               Shares          Price       Shares          Price       Shares          Price
---------------------------------------------------------- ------------- ------------- ------------- ------------- -------------
Outstanding at beginning of year               1,540,334    $     26.01    1,417,218    $     25.66    1,236,893    $     24.79
Granted /(1)(3)/                                 441,192          30.16      547,000          24.19      384,160          27.73
Exercised                                       (124,432)         23.22     (364,486)         21.79     (137,480)         21.30
Forfeited / expired                              (28,157)         26.79      (59,398)         27.46      (66,355)         28.97
                                          ---------------- ------------- ------------- ------------- ------------- -------------
Outstanding at end of year /(2)/               1,828,937    $     27.18    1,540,334    $     26.01    1,417,218    $     25.66
                                          ================ ============= ============= ============= ============= =============

Options exercisable at year-end                  839,111                     634,442                     803,696
                                          ================               =============               =============
Options available for grant
  at year-end                                    583,233                     458,268                     945,870
                                          ================               =============               =============

/(1)/ The options granted do not include the grant of 50,000 shares of restricted stock in 2000 to executive officers of Chateau and 17,000 shares of restricted stock granted to key employees of the Company in 2001.
/(2)/ For the years ended December 31, 2001 and 2000, approximately 70,000 and
      720,000 options, respectively, were considered anti-dilutive.
/(3)/ Options granted in 2001 includes 49,162 shares granted prior to 2001, but now included due to the CWS merger.

For all options granted during 2001, 2000, and 1999, the weighted average market price of Chateau's common stock on the grant date was approximately equal to the weighted average exercise price.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

                                          Options Outstanding                           Options Exercisable
                           ---------------------------------------------------- -----------------------------------

                                                Average           Weighted-                           Weighted-
   Range of Exercise           Number          Remaining           Average          Number             Average
        Prices              Outstanding       Contract Life     Exercise Price     Exercisable      Exercise Price
------------------------ -----------------  ------------------- --------------- ----------------- -----------------
    $18.26 - $26.00                677,958         6.99                  $23.44           309,262            $22.52
    $26.25 - $30.70              1,150,979         7.55                  $29.38           529,849            $29.26

The fair value of each option was estimated as of date of grant using an option-pricing model and the following assumptions:

                                                                      2001           2000            1999
                                                                -------------- --------------- --------------
Estimated fair value per option granted                          $   1.84       $   2.44        $   2.22

Assumptions:
        Annualized dividend yield                                   7.14%          7.70%           6.90%
        Common stock price volatility                               19.7%          20.5%           17.3%
        Risk-free rate of return                                    5.03%          6.38%           5.29%
        Expected option term (in years)                               7              9              10

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 2001, 2000, and 1999 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per OP Unit would have been (in thousands, except OP Unit data):

                                                                2001              2000              1999
                                                          ----------------- ----------------- ------------------
Net income attributable to general partner, as reported    $       26,256    $       37,786    $        34,626
                                                          ================= ================= ==================
Net income attributable to general partner, pro forma      $       25,061    $       36,756    $        34,347
                                                          ================= ================= ==================
Basic earnings per OP Unit, as reported                    $          .90    $         1.33    $          1.23
                                                          ================= ================= ==================
Basic earnings per OP Unit, pro forma                      $          .87    $         1.29    $          1.22
                                                          ================= ================= ==================
Diluted earnings per OP Unit, as reported                  $          .90    $         1.32    $          1.23
                                                          ================= ================= ==================
Diluted earnings per OP Unit, pro forma                    $          .87    $         1.29    $          1.22
                                                          ================= ================= ==================

10. SAVINGS PLAN:
    ------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Savings Plan"). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $250,000, $500,000, and $560,000 for the Plan years ended December 31, 2001, 2000, and 1999, respectively.

11. RELATED PARTY TRANSACTIONS:
    --------------------------

Rental expense of approximately $130,000 annually has been incurred for leased space in an office building owned by certain officers and equity owners.

When CSI sells homes, the purchaser may obtain financing from Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is affiliated with one of the Chateau's directors. In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 2001 there is a total of approximately $13.2 million of such amounts that are recourse to the Company.

Included in management fee and other income and interest income are amounts earned from N'Tandem, as outlined below:

                                                                      2001                  2000                 1999
                                                               -----------------     -----------------     ----------------
Interest income and related fees                            $             3,345   $             3,165   $            1,914
Transaction fees                                                            522                 2,530                1,055
Advisory fees                                                             1,335                   777                  346
Management and overhead fees                                              1,935                 1,303                1,217
                                                               -----------------     -----------------     ----------------
                                                            $             7,137   $             7,775   $            4,532
                                                               =================     =================     ================

                           CP LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Interest is earned on the loan to N'Tandem (Prime plus one percent, or 5.75 percent at December 31, 2001) and includes fees paid by N'Tandem for the subordination of the loan to the N'Tandem, $730,000 in both 2001 and 2000. The transaction fees are related to acquisition services provided by the Company to N'Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N'Tandem's average assets. The management fees are charged based on five percent of revenues of properties managed by the Company on behalf of N'Tandem. Overhead reimbursement fees are based on a fixed fee per site.

In December 2000, the Company purchased a manufactured home community from a partnership owned by two officers of the Company for $2,550,000. This community contains 295 developed homesites (See Note 3.)

12. CONTINGENCIES:
    -------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse effect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $48.4 million of debt, $20 million of which is to N'Tandem.

                           CP LIMITED PARTNERSHIP

-------------------------------------------------------------------------------

     13. Quarterly Financial Information (Unaudited):
         --------------------------------------------

The following is quarterly financial information for the years ended December 31, 2001 and 2000. (amounts in thousands, except OP Unit data)

                                                         First          Second            Third             Fourth
                                                        Quarter         Quarter          Quarter            Quarter
                    2001                               March 31,       June 30,       September 30,       December 31,
                                                     ------------    -----------    ----------------    --------------
Total revenues                                        $   51,743      $  53,442      $       64,570      $     69,765
                                                     ------------    -----------    ----------------    --------------

Operating income (a)                                  $   32,272      $  32,835      $       38,561      $     39,490
                                                     ------------    -----------    ----------------    --------------

Net income                                            $   11,335      $  12,162      $       12,226      $        395
Distributions to Preferred OP Unitholders                  1,523          1,524               1,523             1,524
                                                     ------------    -----------    ----------------    --------------
Net income attributable to common OP Unitholders      $    9,812      $  10,638      $       10,703      $    (1,129)
                                                     ============    ===========    ================    ==============

Net income per OP Unit - basic (b)                    $     0.30      $    0.33      $         0.32      $     (0.03)
                                                     ============    ===========    ================    ==============
Net income per OP Unit - diluted (b)                  $     0.30      $    0.33      $         0.31      $     (0.03)
                                                     ============    ===========    ================    ==============

                   2000
Total revenues                                        $   48,849      $  50,774      $       51,270      $     53,872
                                                     ------------    -----------    ----------------    --------------

Operating income (a)                                  $   30,593      $  31,976      $       32,235      $     34,238
                                                     ------------    -----------    ----------------    --------------

Net income                                            $   11,307      $  12,607      $       11,759      $     13,049
Distributions to Preferred OP Unitholders                  1,523          1,524               1,523             1,524
                                                     ------------    -----------    ----------------    --------------
Net income attributable to common OP Unitholders      $    9,784      $  11,083      $       10,236      $     11,525
                                                     ============    ===========    ================    ==============

Net income per OP Unit - basic (b)                    $     0.30      $    0.35      $         0.32      $       0.36
                                                     ============    ===========    ================    ==============
Net income per OP Unit - diluted (b)                  $     0.30      $    0.34      $         0.32      $       0.36
                                                     ============    ===========    ================    ==============

(a) Operating income represents total revenues less property operating and maintenance expense, real estate taxes and administrative expense. Operating income is a measure of the performance of the properties before the effects of depreciation and interest and related amortization costs.
(b) Quarterly earnings per OP Units amounts may not total to the annual amounts due to rounding and to the change in the number of OP units outstanding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

PART III

Chateau Communities, Inc. and its subsidiary, ROC Communities, Inc., are our general partners. Their businesses are limited to serving as our general partners and they collectively own an approximate 83% equity interest in our company. They receive their proportionate share of our regular distributions. Our partnership agreement is structured so that we bear the costs and expenses that are incurred by our general partners. We do not pay any other amounts (including fees or expenses) to our general partners.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------      --------------------------------------------------

Our company does not have its own directors or executive officers but is managed by our general partners which in turn are managed by their directors and executive officers. The information required by Item 10 as it relates to these directors and executive officers is incorporated by reference in Chateau Communities, Inc.'s proxy statement filed for its annual meeting of shareholders to be held on May 16, 2002.

ITEM 11.     EXECUTIVE COMPENSATION
-------      ----------------------

Our company does not have its own directors or executive officers but is managed by our general partners which in turn are managed by their directors and executive officers. The information required by Item 11 as it relates to these directors and executive officers is incorporated by reference in Chateau Communities, Inc.'s proxy statement filed for its annual meeting of shareholders to be held on May 16, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------

Our company does not have its own directors or executive officers but is managed by our general partners which in turn are managed by their directors and executive officers. The information required by Item 12 as it relates to these directors and executive officers is incorporated by reference in Chateau Communities, Inc.'s proxy statement filed for its annual meeting of shareholders to be held on May 16, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------

Our company does not have its own directors or executive officers but is managed by our general partners which in turn are managed by their directors and executive officers. The information required by Item 13 as it relates to these directors and executive officers is incorporated by reference in Chateau Communities, Inc.'s proxy statement filed for its annual meeting of shareholders to be held on May 16, 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------      ----------------------------------------------------------------
a.    1.    Financial Statements

            Report of Independent Accountants

            Consolidated Statements of Income for the years ended
               December 31, 2001, 2000, and 1999.

            Consolidated Balance Sheets as of December 31, 2001 and 2000.

            Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

            Consolidated Statements of Cash Flows for the years ended
               December 31, 2001, 2000, and 1999.

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

            III - Real Estate and Accumulated Depreciation

      3.    Exhibits

Exhibit Number          (Referenced to Item 601 of Regulation S-K)
4.1                     (a) Form of Stock Certificate
4.2 (i)                 (c) Indenture dated as of December 19, 1997 between CP Limited Partnership and The
                        First National Bank of Chicago, as supplemented.
4.2 (ii)                (c) First Supplemental Indenture dated as of December 19, 1997 between CP Limited
                        Partnership and The First National Bank of Chicago, related to the $100,000,000
                        MadatOry Par Put Remarked Securities(SM)("MOPPRS(SM)") due December 10, 2014.
4.2 (iii)               (c) Remarking Agreement dated as of December 23,1997 among Chateau Communities,
                        Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                    (f) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP Limited Partnership.
4.4*                    (j) Form of $150,000,000 - 7.125% Senior Note due 2011 issued by CP Limited
                        Partnership
4.5                     (k) Form of $9,942,000 - 7.5% 11 year notes due August 2012
10.1                    (d) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership
                        dated January 22, 1997
10.2                    (i) Lease of 19500 Hall Road
10.3                    (a) Form of Noncompetition Agreement (Boll and Allen)
10.4 (i)                (b) Employment Agreement (McDaniel)
10.4 (ii)               (b) Employment Agreement (Kellogg)
10.4 (iii)              (b) Employment Agreement (Fischer)
10.4 (iv)               (b) Employment Agreement (Davis)
10.5                    (d) 1997 Equity Compensation Plan
10.6                    (h) Long-Term Incentive Stock Plan
10.7                    (e) Amendment to Amended and restated Agreement of Limited Partnership of CP Limited
                        Partnership dated April 20, 1998
10.8                    (g) 1999 Equity Compensation Plan
10.9                    (j) 2001 Equity Compensation Plan
10.10                   (l) Acquisition Facility - Credit Agreement dated as of August 3, 2001 among CP
                        Limited Partnership, a Maryland limited partnership, Bank One, NA, certain other bank, financial institutions and other entities and Bank One, as Administrative Agent.
10.11                   (l) $26 million loans - Form of Investment Loan Agreement and Form of Non-Investment
                        Loan Agreement dated August 2, 2002
21                      (k) List of Subsidiaries of CP Limited Partnership
23                      Consent of PricewaterhouseCoopers LLP

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

(b) Incorporated by reference to the Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(c) Incorporated by reference to the Chateau's Form 8-K filed with the Commission on December 9, 1997.

(d) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 1997.

(e) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(f) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated February 25 2000 and filed with the Commission on February 25, 2000.

(g) Incorporated by reference to the Chateau's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(h) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 1999.

(i) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 2000.

(j) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 2001.

(k) Incorporated by reference to the Company's Form S-4/A filed with the Commission on March 1, 2002

(l)       Incorporated by reference to the Exhibits filed with Chateau's
          Form 8-K dated August 3, 2001 and filed with the Commission on August 20, 2001.

b.        Reports on Form 8-K
          -------------------

          The Company filed a Form 8-K/A on October 17, 2001 and December 21, 2001.

                                    EXHIBITS
                                     INDEX

Exhibit Number                           (Referenced to Item 601 of Regulation S-K)
4.1                     (a) Form of Stock Certificate
4.2 (i)                 (c) Indenture dated as of December 19, 1997 between CP Limited Partnership and The
                        First National Bank of Chicago, as supplemented.
4.2 (ii)                (c) First Supplemental Indenture dated as of December 19, 1997 between CP Limited
                        Partnership and The First National Bank of Chicago, related to the $100,000,000
                        MadatOry Par Put Remarked Securities(SM)("MOPPRS(SM)") due December 10, 2014.
4.2 (iii)               (c) Remarking Agreement dated as of December 23,1997 among Chateau Communities,
                        Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                    (f) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP Limited Partnership.
4.4*                    (j) Form of $150,000,000 - 7.125% Senior Note due 2011 issued by CP Limited
                        Partnership
4.5                     (k) Form of $9,942,000 - 7.5% 11 year notes due August 2012
10.1                    (d) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership
                        dated January 22, 1997
10.2                    (i) Lease of 19500 Hall Road
10.3                    (a) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)                 (b) Employment Agreement (McDaniel)
10.4(ii)                (b) Employment Agreement (Kellogg)
10.4(iii)               (b) Employment Agreement (Fischer)
10.4(iv)                (b) Employment Agreement (Davis)
10.5                    (d) 1997 Equity Compensation Plan
10.6                    (h) Long-Term Incentive Stock Plan
10.7                    (e) Amendment to Amended and restated Agreement of Limited Partnership of CP Limited
                        Partnership dated April 20, 1998
10.8                    (g) 1999 Equity Compensation Plan
10.9                    (j) 2001 Equity Compensation Plan
10.10                   (l) Acquisition Facility - Credit Agreement dated as of August 3, 2001 among CP
                        Limited Partnership, a Maryland limited partnership, Bank One, NA, certain other bank, financial institutions and other entities and Bank One, as Administrative Agent.
10.11                   (l) $26 million loans - Form of Investment Loan Agreement and Form of Non-Investment
                        Loan Agreement dated August 2, 2002
21                      (k) List of Subsidiaries of CP Limited Partnership
23                      Consent of PricewaterhouseCoopers LLP

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

(b) Incorporated by reference to the Chateau's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(c) Incorporated by reference to the Chateau's Form 8-K filed with the Commission on December 9, 1997.

(d) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 1997.

(e) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(f) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated February 25 2000 and filed with the Commission on February 25, 2000.

(g) Incorporated by reference to the Chateau's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(h) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 1999.

(i) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 2000.

(j) Incorporated by reference to the Chateau's Annual Report on Form 10-K filed for the year ended December 31, 2001.

(k) Incorporated by reference to the Company's Form S-4/A filed with the Commission on March 1, 2002

(l) Incorporated by reference to the Exhibits filed with Chateau's Form 8-K dated August 3, 2001 and filed with the Commission on August 20, 2001.

b.        Reports on Form 8-K
          -------------------

          The Company filed a Form 8-K/A on October 17, 2001 and December 21, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 29th day of March, 2002.

                                  CP LIMITED PARTNERSHIP
                                  BY:  CHATEAU COMMUNTIES,
                                  INC.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated on March 29th, 2002, have signed this report below.

     Signature                                             Title
     ---------                                             -----

/s/ John A. Boll                            Chairman of the Board of Directors
----------------------------
John A. Boll

/s/ C. G. Kellogg                           Director and President
----------------------------
C. G. Kellogg

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

/s/James M. Hankins                         Director
----------------------------
James M. Hankins

/s/Rhonda Hogan                             Director
----------------------------
Rhonda Hogan

/s/James M. Lane                            Director
----------------------------
James M. Lane

/s/Donald E. Miller                         Director
----------------------------
Donald E. Miller

            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                    for the year ended December 31, 2001
                              (in thousands)

                                                                                       Cost Capitalized
                                                                                   Subsequent to Acquisition
                                                        Initial Cost to Company          (Improvements)
                                                      -------------------------- -------------------------
                                                                  Depreciable                Depreciable
Community           Location              Encumbrance  Land       Property       Land        Property
-----------------------------------------------------  ---------  -------------- ---------   -------------
Algoma              Algoma Township, MI                     60           -            73        3,837
Allendale           Allendale, MI                        1,274        3,747           -            -
Anchor Bay          Ira Township, MI                       432           80        2,877       16,348
Anchor North Bay    Tampa Bay, FL                          288        1,422           -            49
Antelope Ridge      Colorado Springs, CO                 1,796       12,022           -            -
Arbor Village       Jackson, MI              1,047         813        4,787           -           212
Arlington Lakeside  Arlington, TX            3,161         920        4,943           -             6
Atlanta Meadows     Atlanta, GA                            625          435           -            53
Audubon             Orlando, FL                            281          296            2        3,046
Autumn Forest       Greensboro, NC           4,473         911        6,747           -           417
Avalon RV Park      Clearwater, FL                         263        2,202           -            30
Avon                Rochester Hills, MI                    621          484          640        7,234

Beacon Hill Colony  Lakeland, FL             1,912         804        3,626           -             9
Beacon Terrace      Lakeland, FL             3,512       1,188        6,002           -             5
Bermuda Palms       Indio, CA                            1,291        2,477           -           155
Berryman's Ranch    Vineland, NJ                           872        5,536           -             8
Breazeale           Laramie, WY.                           251        1,618           -            67
Broadmore           South Bend, IN                         777        4,115           -         2,783
Buena Vista         Fargo, ND                              713        6,248           -           456
Butler Creek        Augusta, GA                          1,238        2,309           -           476

Camden Point        Kingsland, GA                          466        1,701           -           191
Camp Inn RV Park    Frostproof, FL                         796        4,220           -           142
Canterbury          Grand Rapids, MI                       705        3,107          111        1,694

            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                    for the year ended December 31, 2001
                              (in thousands)

                                                       Gross Amount
                                                   Carried at Close of
                                                     Period 12/31/01
                                           -------------------------------------------            Date of
                                                      Depreciable                Accumulated      Construction(C)
Community           Location               Land       Property       Total       Depreciation     Acquisition(A)
-----------------------------------------  ----------------------------------------------         ---------------
Algoma              Algoma Township, MI        133        3,837          3,970      1,184         1974(C)
Allendale           Allendale, MI            1,274        3,747          5,021        135         2000(C)
Anchor Bay          Ira Township, MI         3,309       16,428         19,737      9,087         1968(C)
Anchor North Bay    Tampa Bay, FL              288        1,471          1,759        155         1998(A)
Antelope Ridge      Colorado Springs, CO     1,796       12,022         13,818        424         1999(C)
Arbor Village       Jackson, MI                813        4,999          5,812        953         1998(A)
Arlington Lakeside  Arlington, TX              920        4,949          5,869         88         2001(A)
Atlanta Meadows     Atlanta, GA                625          488          1,113        114         1993(A)
Audubon             Orlando, FL                283        3,342          3,625      2,151         1988(A)
Autumn Forest       Greensboro, NC             911        7,164          8,075      1,336         1998(A)
Avalon RV Park      Clearwater, FL             263        2,232          2,495        432         1998(A)
Avon                Rochester Hills, MI      1,261        7,718          8,979      6,250         1988(A)

Beacon Hill Colony  Lakeland, FL               804        3,635          4,439         76         2001(A)
Beacon Terrace      Lakeland, FL             1,188        6,007          7,195        127         2001(A)
Bermuda Palms       Indio, CA                1,291        2,632          3,923        697         1994(A)
Berryman's Ranch    Vineland, NJ               872        5,544          6,416        117         2001(A)
Breazeale           Laramie, WY.               251        1,685          1,936        377         1993(A)
Broadmore           South Bend, IN             777        6,898          7,675      1,177         1998(A)
Buena Vista         Fargo, ND                  713        6,704          7,417      2,081         1994(A)
Butler Creek        Augusta, GA              1,238        2,785          4,023        650         1993(A)

Camden Point        Kingsland, GA              466        1,892          2,358        471         1993(A)
Camp Inn RV Park    Frostproof, FL             796        4,362          5,158        507         1998(A)
Canterbury          Grand Rapids, MI           816        4,801          5,617        755         1998(A)

                                                                                                        Cost Capitalized
                                                                                                    Subsequent to Acquisition
                                                                        Initial Cost to Company           (Improvements)
                                                                      ---------------------------   ------------------------
                                                                                    Depreciable               Depreciable
Community                     Location                   Encumbrance    Land        Property         Land     Property
--------------------------------------------------------------------   -----------  ------------    -------   --------------
Carnes Crossing               Summerville, SC                             1,503        7,161             2        1,495
Castlewood Estates            Mabelton, GA                                  656        2,918            -           481
Casual Estates                Syracuse, NY                                2,136       14,324            -         8,098
Cedar Grove                   Clinton, CT                                   180        1,140            -           157
Cedar Knolls                  Minneapolis, MN                             1,217       11,006            -           521
Central Office                Englewood, CO                                  -            -             72       81,251
Chesterfield                  Chesterfield Township, MI                     405           -            262        2,164
Cimarron Park                 St. Paul, MN                                1,424       12,882            -           846
Clinton                       Clinton Township, MI                          989            -           430        6,037
Coach Royale                  Boise, ID                                     197        1,065            -            57
Colonial                      Kalamazoo, MI                                 816          195             4        7,859
Colonial Coach                Riverdale, GA                               1,052        4,277            25          655
Colony Cove                   Ellenton, FL                                5,683       28,256            -           811
Columbia Heights              Grand Forks, ND                               588        5,282            -           308
Conway Circle                 Orlando, FL                                   544          864            -            44
Conway Plantation             Conway, SC                                    428        3,696            -           355
Country Estates               Spring Lake Township, MI                       30           -             -         1,915
Countryside Great Falls       Great Falls, MT                               361        1,650            -           262
Countryside Village Denver    Denver, CO                                  1,460        4,384            -           235
Countryside Village Jackson.  Jacksonville, FL                              962        4,796            -           701
Countryside Village Longmont  Longmont, CO                                1,481        4,455            -           316
Cranberry Lake                White Lake Township, MI                       432          220         1,052        5,385
Creekside                     Lewisville, TX                12,802        2,340       19,836            -             8
Crestview                     Stillwater, OK                                362          963            -           189
Crystal Lake                  St. Petersburg, FL                            498        2,475            -            43
Crystal Lake Club             Avon Park, FL                               2,396       11,747            -           133
Crystal Lakes                  Zephryhills, FL                               661        2,239            -           333

Del Tura                      Fort Myers, FL                42,170        4,360       50,508           412        4,195

Eagle Creek                   Tyler, TX                                     144        1,761            -         1,608
EaglePoint                    Seattle, WA                                 1,048        3,514            -           110
Eastridge                     San Jose, CA                   7,084        2,476        4,671            -           153

                                                                       Gross Amount
                                                                   Carried at Close of
                                                                     Period 12/31/01
                                                          --------------------------------------               Date of
                                                                      Depreciable                Accumulated   Construction(C)
Community                     Location                     Land       Property      Total        Depreciation  Acquisition(A)
--------------------------------------------------------  ---------------------------------------------------  ---------------
Carnes Crossing               Summerville, SC                 1,505        8,656        10,161      1,448      1998(A)
Castlewood Estates            Mabelton, GA                      656        3,399         4,055        765      1997(A)
Casual Estates                Syracuse, NY                    2,136       22,422        24,558      3,112      1993(A)
Cedar Grove                   Clinton, CT                       180        1,297         1,477        154      1998(A)
Cedar Knolls                  Minneapolis, MN                 1,217       11,527        12,744      3,635      1994(A)
Central Office                Englewood, CO                      72       81,251        81,323     14,620
Chesterfield                  Chesterfield Township, MI         667        2,164         2,831      1,779      1969(C)
Cimarron Park                 St. Paul, MN                    1,424       13,728        15,152      4,246      1994(A)
Clinton                       Clinton Township, MI            1,419        6,037         7,456      5,041      1969(C)
Coach Royale                  Boise, ID                         197        1,122         1,319        274      1994(A)
Colonial                      Kalamazoo, MI                     820        8,054         8,874      6,355      1985(A)
Colonial Coach                Riverdale, GA                   1,077        4,932         6,009      1,250      1997(A)
Colony Cove                   Ellenton, FL                    5,683       29,067        34,750      6,958      1994(A)
Columbia Heights              Grand Forks, ND                   588        5,590         6,178      1,738      1994(A)
Conway Circle                 Orlando, FL                       544          908         1,452        218      1993(A)
Conway Plantation             Conway, SC                        428        4,051         4,479      1,061      1997(A)
Country Estates               Spring Lake Township, MI           30        1,915         1,945      1,486      1974(C)
Countryside Great Falls       Great Falls, MT                   361        1,912         2,273        518      1993(A)
Countryside Village Denver    Denver, CO                      1,460        4,619         6,079      1,094      1993(A)
Countryside Village Jackson.  Jacksonville, FL                  962        5,497         6,459      1,332      1993(A)
Countryside Village Longmont  Longmont, CO                    1,481        4,771         6,252      1,174      1993(A)
Cranberry Lake                White Lake Township, MI         1,484        5,605         7,089      2,385      1986(A)
Creekside                     Lewisville, TX                  2,340       19,844        22,184        416      2001(A)
Crestview                     Stillwater, OK                    362        1,152         1,514        277      1993(A)
Crystal Lake                  St. Petersburg, FL                498        2,518         3,016        262      1998(A)
Crystal Lake Club             Avon Park, FL                   2,396       11,880        14,276        260      2001(A)
Crystal Lakes                 Zephryhills, FL                   661        2,572         3,233        720      1998(A)

Del Tura                      Fort Myers, FL                  4,772       54,703        59,475     16,028      1994(A)

Eagle Creek                   Tyler, TX                         144        3,369         3,513        622      1997(A)
Eagle Point                   Seattle, WA                     1,048        3,624         4,672        879      1993(A)
Eastridge                     San Jose, CA                    2,476        4,824        7 ,300      1,144      1994(A)

                                                                                                    Cost Capitalized
                                                                                                Subsequent to Acquisition
                                                                   Initial Cost to Company          (Improvements)
                                                                  -------------------------     -------------------------
                                                                                Depreciable                   Depreciable
Community                 Location                     Encumbrance  Land        Property          Land        Property
-----------------------------------------------------------------  ----------  -------------     ----------  -------------
Eldorado                  Daytona Bch, FL                              408            1,248             -          123
Emerald Lake              Punta Gorda, FL                              399            1,150             -          316
Evergreen                 New Haven, CT                                309            1,883             -          384

Fairways Country Club     Orlando, FL                                  955            5,823             9        2,286
Falcon Farms              Moline, IL                                   295            1,576             -          459
Ferrand Estates           Wyoming, MI                     8,020        257            1,579             -          434
Forest Creek              South Bend, IN                               501            4,849             -          124
Forest Lake Estates       Spring Lake Township, MI                     414            2,293            27          804
Fountain Vue              Marion, IN                                   360            1,210             -          105
Four Seasons              Fayetteville, GA                1,999        856            4,057             -           37
Foxhall Village           Raleigh, NC                                  521            5,283             -          614
Foxwood Farms             Ocala, FL                                    691            1,502             -          622
Friendly Village          Lawrenceville, GA                            518            2,865             -            -
Friendly Village          Greely, CO                                   523            2,702           269        3,007

Glenmoor                  Battle Creek, MI                             204              203             -        1,290
Golden Valley             Douglasville, TX                             254              800             -          269
Grand Blanc               Grand Blanc, MI                            1,199                -             -        9,211
Grand Place               GramdPrairie, TX                5,957      1,332            8,834             -           10
Green Acres               New Haven, CT                                195            1,286             -           97
Green Park South          Montgomery, AL                             1,021            7,704           269        1,418
Green River Village       Corona, CA                      7,270      1,332           20,245             -            -
Greenbriar Village        Bath, PA                        4,743      1,276           11,911             -           10

Haselton Village          Eustis, FL                      3,161      1,168            4,804             -            3
Hickory Knoll             Indianapolis, IN                             356            2,669             -          150
Hidden Valley             Orlando, FL                                  492            5,714             -          251
Highland                  New Haven, CT                                153            1,140             -          185
Highlands (The)           Flint, MI                       6,000      2,323           13,260             2        2,002
Hillcrest                 Rockland, MA                                 236            1,285             1           48
Holiday Estates           Byron Township, MI                            93                -             -        1,806
Holly Hills               Holly, MI                                  1,982            6,103             -            -

                                                                 GrossAmount
                                                             Carried at Close of
                                                               Period 12/31/01
                                                   ------------------------------------                 Date of
                                                                  Depreciable             Accumulated   Construction (C)
Community                 Location                  Land          Property    Total       Depreciation  Acquisition (A)
-------------------------------------------------- ---------------------------------------------------  -----------------
Eldorado                  Daytona Bch, FL             408              1,371   1,779           322           1993(A)
Emerald Lake              Punta Gorda, FL             399              1,466   1,865           880           1988(A)
Evergreen                 New Haven, CT               309              2,267   2,576           223           1998(A)

Fairways Country Club     Orlando, FL                 964              8,109   9,073         6,202           1979(A)(C)
Falcon Farms              Moline, IL                  295              2,035   2,330           452           1993(A)
Ferrand Estates           Wyoming, MI                 257              2,013   2,270         1,595           1989(A)
Forest Creek              South Bend, IN              501              4,973   5,474           896           1998(A)
Forest Lake Estates       Spring Lake Township, MI    441              3,097   3,538           989           1994(A)
Fountain Vue              Marion, IN                  360              1,315   1,675           246           1998(A)
Four Seasons              Fayetteville, GA            856              4,094   4,950            86           2001(A)
Foxhall Village           Raleigh, NC                 521              5,897   6,418         1,422           1997(A)
Foxwood Farms             Ocala, FL                   691              2,124   2,815           467           1994(A)
Friendly Village          Lawrenceville, GA           518              2,865   3,383           697           2001(A)
Friendly Village          Greely, CO                  792              5,709   6,501           121           1994(A)

Glenmoor                  Battle Creek, MI            204              1,493   1,697             6           1999-2000(C)
Golden Valley             Douglasville, TX            254              1,069   1,323           250           1997(A)
Grand Blanc               Grand Blanc, MI           1,199              9,211  10,410         3,361           1990(C)
Grand Place               GramdPrairie, TX          1,332              8,844  10,176           186           2001(A)
Green Acres               New Haven, CT               195              1,383   1,578           252           1998(A)
Green Park South          Montgomery, AL            1,290              9,122  10,412         1,065           1999(A)
Green River Village       Corona, CA                1,332             20,245  21,577           425           2001(A)
Greenbriar Village        Bath, PA                  1,276             11,921  13,197           250           2001(A)

Haselton Village          Eustis, FL                1,168              4,807   5,975           102           2001(A)
Hickory Knoll             Indianapolis, IN            356              2,819   3,175           699           1993(A)
Hidden Valley             Orlando, FL                 492              5,965   6,457         1,296           1995(A)
Highland                  New Haven, CT               153              1,325   1,478           226           1998(A)
Highlands (The)           Flint, MI                 2,325             15,262  17,587         2,782           1998(A)
Hillcrest                 Rockland, MA                237              1,333   1,570           267           1997(A)
Holiday Estates           Byron Township, MI           93              1,806   1,899         1,446           1984(C)
Holly Hills               Holly, MI                 1,982              6,103   8,085           280           2000(C)

                                                                                                    Cost Capitalized
                                                                                                Subsequent to Acquisition
                                                                   Initial Cost to Company          (Improvements)
                                                                  -------------------------     -------------------------
                                                                                Depreciable                   Depreciable
Community                 Location                     Encumbrance  Land        Property         Land         Property
------------------------------------------------------------------ ----------  -------------     ----------  -------------
Homestead Ranch           McAllen, TX                                195            1,108             -          175
Hoosier Estates           Lebanon, IN                              1,008            4,412             -           23
Howell                    Howell, MI                                 345                -           151        2,895
Hunters Chase             Lima, OH                                   138            1,246             -          863
Hunter Ridge              Jonesboro, GA                            2,564           19,675             -          396
Huron Estates             Flint, MI                                  354            1,882            78          505

Indian Rocks              Clearwater, FL                             441            1,032             -           87

Jade Isle                 Orlando, FL                                273            1,076             -           48
Jurupa Hills              Riverside, CA                   8,511    1,288           11,459             -            -

Knoll Terrace             Salem, OR                                1,379            2,050             -          324

La Quinta Ridge           Indio, CA                                1,013            1,873             -          463
Lake in the Hills         Auburn Hills, MI                           952            6,389             -          105
Lakeland Harbor           Lakeland, FL                               875                -             -        3,407
Lakeland Junction         Lakeland, FL                               471              972             -          139
Lakes at Leesburg         Leesburg, FL                    9,089    1,178                -            39        3,617
Lakeside Terrace          Fruitland Park, FL                         964            4,631             -           17
Lakewood                  Montgomery, AL                             931            2,107             -        1,010
Lakewood Estates          Davenport, LA                              442            1,210             -          365
Lamplighter GA            Marietta, GA                    8,733    1,724           13,114             -           34
Land O'Lakes              Orlando, FL                                472            2,507             -          113
Landmark Village          Fairburn, GA                             2,539            4,352             -          533
Leisure Woods 0 Rockland  Rockland, MA                               791           14,326             -          166
Leisure Woods 0 Tauton    Tauton, MA                                 256            2,780           162        2,362
Leisure World             Weslaco, TX                                228            1,639             -          122
Leonard Gardens           Walker, MI                                  94                -           175        5,683
Longview, CO              Longmont, CO                             1,604           14,288             -            -
Los Ranchos               Apple Valley, CA                1,982    1,556            6,299            14           13

Macomb                    Macomb Township, MI            35,955    1,459                -         1,182       14,804

                                                                 GrossAmount
                                                             Carried at Close of
                                                               Period 12/31/01
                                                   ------------------------------------                 Date of
                                                                  Depreciable             Accumulated   Construction (C)
Community                 Location                  Land          Property    Total       Depreciation  Acquisition (A)
-------------------------------------------------- ---------------------------------------------------  -----------------
Homestead Ranch           McAllen, TX                 195              1,283   1,478           327           1997(A)
Hoosier Estates           Lebanon, IN               1,008              4,435   5,443           129           2001(A)
Howell                    Howell, MI                  496              2,895   3,391         2,453           1972(C)
Hunters Chase             Lima, OH                    138              2,109   2,247           512           1997(A)
Hunter Ridge              Jonesboro, GA             2,564             20,071  22,635           669           2001(A)
Huron Estates             Flint, MI                   432              2,387   2,819           407           1998(A)

Indian Rocks              Clearwater, FL              441              1,119   1,560           169           1998(A)

Jade Isle                 Orlando, FL                 273              1,124   1,397           267           1993(A)
Jurupa Hills              Riverside, CA             1,288             11,459  12,747           242           2001(A)

Knoll Terrace             Salem, OR                 1,379              2,374   3,753           582           1993(A)

La Quinta Ridge           Indio, CA                 1,013              2,336   3,349           706           1994(A)
Lake in the Hills         Auburn Hills, MI            952              6,494   7,446         2,430           1994(A)
Lakeland Harbor           Lakeland, FL                875              3,407   4,282         2,698           1983(C)
Lakeland Junction         Lakeland, FL                471              1,111   1,582           952           1981(C)
Lakes at Leesburg         Leesburg, FL              1,217              3,617   4,834         2,540           1984(C)
Lakeside Terrace          Fruitland Park, FL          964              4,648   5,612            97           2001(A)
Lakewood                  Montgomery, AL              931              3,117   4,048           312           1999(A)
Lakewood Estates          Davenport, LA               442              1,575   2,017           382           1993(A)
Lamplighter GA            Marietta, GA              1,724             13,148  14,872           276           2001(A)
Land O'Lakes              Orlando, FL                 472              2,620   3,092           630           1993(A)
Landmark Village          Fairburn, GA              2,539              4,885   7,424         1,154           1994(A)
Leisure Woods 0 Rockland  Rockland, MA                791             14,492  15,283         1,490           1997(A)
Leisure Woods 0 Tauton    Tauton, MA                  418              5,142   5,560           458           1997(A)
Leisure World             Weslaco, TX                 228              1,761   1,989           421           1994(A)
Leonard Gardens           Walker, MI                  269              5,683   5,952         1,998           1987(C)
Longview, CO              Longmont, CO              1,604             14,288  15,892           182           2001(A)
Los Ranchos               Apple Valley, CA          1,570              6,312   7,882           134           2001(A)

Macomb                    Macomb Township, MI       2,641             14,804  17,445         9,752           1973(C)

                                                                                                           Cost Capitalized
                                                                                                       Subsequent to Acquisition
                                                                      Initial Cost to Company             (Improvements)
                                                                   -------------------------------  ---------------------------
                                                                                   Depreciable                     Depreciable
Community                Location                    Encumbrance       Land        Property             Land       Property
-----------------------------------------------------------------  --------------  ---------------   ------------  ------------
Maple Grove              Boise, ID                                         702         2,384               -            369
Maple Ridge              Manteno, IL                                       126            -                -          1,459
Maple Run                Clio, MI                                        1,632         5,520               -             -
Maple Valley             Manteno, IL                                       338            -                -          4,263
Mariwood                 Indianapolis, IN                                  324         2,415               -            301
Marnelle                 Fayetteville, GA               778                464         2,635               -            448
Meadow Park              Fargo, ND                                         133         1,183               -             87
Meadowbrook              Ithaca, NY                                        291         4,029               -             89
Midway Estates           Vero Bch., FL                                   1,313         2,095                2           222
Misty Winds              Corpus Christi, TX                              1,068         2,728               -             34
Mosby's Point            Florence, KY                                      608         1,574                2            81
Mountain View            Henderson, NV               11,926              1,396        21,962               -              6

Northbluff Estates       Austin, TX                                      1,096         8,319               -              7
Northwood                Lewisville, TX               8,935              1,820        15,158               -              6
Norton Shores            Norton Shores, MI                                 103            -               118         4,944
Novi                     Novi, MI                                          896            -               393         5,305

Oak Grove                Albany, GA                                        418           764               -             55
Oak Hill                 Groveland Township, MI                            115         2,165               -          4,358
Oak Ridge                South Bend, IN                                    615         3,770               -             86
Oak Springs              Sorrento, FL                                      206         1,461                2           525
Oakcrest Pointe          San Antonio, TX                                 1,188         6,676               -             -
Oakley Point             Moncks Corner, SC                                                                 -              7
Oakwood Forest           Greensboro, NC                                  1,111         3,843               -            519
Old Orchard              Davison, MI                                       210           182               -          2,671
One Hundred Oaks         Fultondale, AL                                    345         1,839               -            113
Onion Creek              Austin, TX                                      1,072         6,983               -             -
Orange Lake              Clermont, FL                                      246            85                1         2,320
Orion                    Orion Township, MI                                422           198              721         5,400

Palm Beach Colony        West Palm Beach, FL                               691         1,962               -            325
Palm Valley              Oviedo, FL                  11,887              2,568        21,995               -            140

                                                                 Gross Amount
                                                              Carried at Close of
                                                                Period 12/31/01
                                                      -----------------------------------                   Date of
                                                                  Depreciable                 Accumulated   Construction(C)
Community                Location                      Land       Property       Total        Depreciation  Acquisition(A)
-----------------------------------------------       ----------------------------------------------------  ---------------

Maple Grove              Boise, ID                         702        2,753           3,455        630      1993(A)
Maple Ridge              Manteno, IL                       126        1,459           1,585        401      1997(A)
Maple Run                Clio, MI                        1,632        5,520           7,152        464      1998(C)
Maple Valley             Manteno, IL                       338        4,263           4,601      1,109      1997(A)
Mariwood                 Indianapolis, IN                  324        2,716           3,040        642      1993(A)
Marnelle                 Fayetteville, GA                  464        3,083           3,547        746      1997(A)
Meadow Park              Fargo, ND                         133        1,270           1,403        389      1994(A)
Meadowbrook              Ithaca, NY                        291        4,118           4,409        908      1993(A)
Midway Estates           Vero Bch., FL                   1,315        2,317           3,632        546      1993(A)
Misty Winds              Corpus Christi, TX              1,068        2,762           3,830         58      2001(A)
Mosby's Point            Florence, KY                      610        1,655           2,265        401      1993(A)
Mountain View            Henderson, NV                   1,396       21,968          23,364        462      2001(A)

Northbluff Estates       Austin, TX                      1,096        8,326           9,422        175      2001(A)
Northwood                Lewisville, TX                  1,820       15,164          16,984        320      2001(A)
Norton Shores            Norton Shores, MI                 221        4,944           5,165      3,424      1978(C)
Novi                     Novi, MI                        1,289        5,305           6,594      4,730      1973(C)

Oak Grove                Albany, GA                        418          819           1,237        196      1993(A)
Oak Hill                 Groveland Township, MI            115        6,523           6,638      3,092      1983(A)
Oak Ridge                South Bend, IN                    615        3,856           4,471        715      1998(A)
Oak Springs              Sorrento, FL                      208        1,986           2,194      1,477      1981(A)
Oakcrest Pointe          San Antonio, TX                 1,188        6,676           7,864        141      2001(A)
Oakley Point             Moncks Corner, SC                  -             7               7          1      2000(C)
Oakwood Forest           Greensboro, NC                  1,111        4,362           5,473      1,057      1993(A)
Old Orchard              Davison, MI                       210        2,853           3,063        410      1988(A)
One Hundred Oaks         Fultondale, AL                    345        1,952           2,297        477      1997(A)
Onion Creek              Austin, TX                      1,072        6,983           8,055        263      1999(C)
Orange Lake              Clermont, FL                      247        2,405           2,652      1,251      1988(A)
Orion                    Orion Township, MI              1,143        5,598           6,741      3,559      1986(A)

Palm Beach Colony        West Palm Beach, FL               691        2,287           2,978        944      1983(A)
Palm Valley              Oviedo, FL                      2,568       22,135          24,703        464      2001(A)

                                                                                                 Cost Capitalized
                                                                                              Subsequent to Acquisition
                                                                    Initial Cost to Company         (Improvements)
                                                                    ---------------------------    ----------------------
                                                                                Depreciable                  Depreciable
Community             Location                    Encumbrance          Land      Property           Land     Property
-------------------------------------------------------------       ------------  -------------    -------   ------------
Paradise Village      Albany, GA                                           340          918             -           56
Parkwood Communities  Wildwood, FL                    3,569              2,792        8,873             -           43
Pedaler's Pond        Lake Wales, FL                                       350          285             -        2,265
Pendleton             Indianapolis, IN                                     122          964             -          114
Pine Lakes            Lapeer, MI                                         1,983        7,822             -           -
Pine Lakes Ranch      Thornton, CO                                       2,463       10,379             -          445
Pinecrest Village     Shreveport, LA                                        93          719             -          604
Pinelake Gardens      Stuart, FL                      7,340              2,128       11,414             -           25
Pinellas Cascades     Clearwater, FL                                     1,747        2,313             -           97
Pinewood              Columbus, MI                                       1,242       10,070             57         408
Pleasant Ridge        Lansing, MI                                          915        3,898            122          59
Pooles Manor          Ellenwood, GA                                        776        3,050             -            3
Prarie Greens         Frederick, CO                                                                      3          22
Presidents Park       Grand Forks, ND                                      258        1,283             -          377

Redwood Estates       Thornton, CO                                       2,473       10,044             -          341
Regency Lakes         Winchester, VA                                       423        3,705             -        2,667
Riverview             Portland, OR                                         537        1,942             -          123
Rosemount Woods       Minneapolis/St. Paul, MN                             475        4,297             -           42
Royal Estates         Kalamazoo, MI                                      1,015        2,475             -           81

Saddlebrook           N. Charleston, SC                                  1,284        5,497             -           46
Science City          Midland, MI                                          870        1,760             -          100
Shadow Hills          Orlando, FL                                        2,680       11,148             -            4
Shadowood             Acworth, GA                     8,336              2,024       12,669             -           25
Shady Lane            Clearwater, FL                                       324        1,574             -           36
Shady Oaks            Clearwater, FL                                       750        6,967             -           36
Shady Village         Clearwater, FL                                       468        3,179             -           42
Shenandoah            Boise, ID                                            443        2,528             -          226
Shenandoah Village    Sicklerville, NJ                6,159              1,436       10,306             -            6
Sherwood              Marion, IN                                           264        1,175             -          948
Skyway                Indianapolis, IN                                     178        1,366             -          168
Smokecreek            Snelville, GA                                      1,056        4,378             -            2


                                                              GrossAmount
                                                          Carried at Close of
                                                           Period 12/31/01
                                              ----------------------------------------                   Date of
                                                            Depreciable                 Accumulated      Construction(C)
Community             Location                Land          Property     Total          Depreciation     Acquisition(A)
----------------------------------------      ------------------------------------------------------     ------------------
Paradise Village      Albany, GA                    340            974      1,314           250           1993(A)
Parkwood Communities  Wildwood, FL                2,792          8,916     11,708           187           2001(A)
Pedaler's Pond        Lake Wales, FL                350          2,550      2,900         1,465           1990(A)
Pendleton             Indianapolis, IN              122          1,078      1,200           241           1993(A)
Pine Lakes            Lapeer, MI                  1,983          7,822      9,805           664           1998(C)
Pine Lakes Ranch      Thornton, CO                2,463         10,824     13,287         2,641           1997(A)
Pinecrest Village     Shreveport, LA                 93          1,323      1,416           310           1997(A)
Pinelake Gardens      Stuart, FL                  2,128         11,439     13,567           243           2001(A)
Pinellas Cascades     Clearwater, FL              1,747          2,410      4,157           566           1993(A)
Pinewood              Columbus, MI                1,299         10,478     11,777         1,982           1998(A)
Pleasant Ridge        Lansing, MI                 1,037          3,957      4,994           766           1998(A)
Pooles Manor          Ellenwood, GA                 776          3,053      3,829            64           2001(A)
Prarie Greens         Frederick, CO                   3             22         25             2           2001(A)
Presidents Park       Grand Forks, ND               258          1,660      1,918           402           1994(A)

Redwood Estates       Thornton, CO                2,473         10,385     12,858         2,540           1997(A)
Regency Lakes         Winchester, VA                423          6,372      6,795         1,328           1997(A)
Riverview             Portland, OR                  537          2,065      2,602           492           1993(A)
Rosemount Woods       Minneapolis/St. Paul, MN      475          4,339      4,814           532           1994(A)
Royal Estates         Kalamazoo, MI               1,015          2,556      3,571           632           1993(A)

Saddlebrook           N. Charleston, SC           1,284          5,543      6,827         1,077           1998(A)
Science City          Midland, MI                   870          1,860      2,730           466           1993(A)
Shadow Hills          Orlando, FL                 2,680         11,152     13,832           235           2001(A)
Shadowood             Acworth, GA                 2,024         12,694     14,718           267           2001(A)
Shady Lane            Clearwater, FL                324          1,610      1,934           304           1998(A)
Shady Oaks            Clearwater, FL                750          7,003      7,753         1,350           1998(A)
Shady Village         Clearwater, FL                468          3,221      3,689           331           1998(A)
Shenandoah            Boise, ID                     443          2,754      3,197           634           1994(A)
Shenandoah Village    Sicklerville, NJ            1,436         10,312     11,748           221           2001(A)
Sherwood              Marion, IN                    264          2,123      2,387           464           1998(A)
Skyway                Indianapolis, IN              178          1,534      1,712           356           1993(A)
Smokecreek            Snelville, GA               1,056          4,380      5,436            93           2001(A)

                                                                                                          Cost Capitalized
                                                                                                       Subsequent to Acquisition
                                                                 Initial Cost to Company                     (Improvements)
                                                            ---------------------------     ------------------------------------
                                                                          Depreciable                            Depreciable
Community              Location            Encumbrance     Land           Property          Land                 Property
------------------------------------------------------     -------------  ---------------   -------------   --------------------
South Oaks             Palmetto, GA           1,817           885              1,755            -                       -
Southwind              Naples, FL                           1,476              3,463            -                     157
Spring Brook           Utica, MI              4,509         1,209             10,928            -                     110
Springfield Farms      Brookline, MO                        1,698              2,157            -                   2,152
Starlight Ranch        Orlando, FL                          5,597              8,859            -                     452
Steeple Chase          Battle Creek, MI                                                         -                       -
Stone Mountain         Stone Mounatain, GA    7,228         1,416             10,574            -                      14
StonegateAustin        Austin, TX                           1,436             11,218            -                      57
StonegatePines         Arlington, TX                          644              3,395            -                       -
Stonegate, LA          Shreveport, LA                         160                642            -                     117
Suburban Woods         Union City, GA                         920              4,129            -                       5
Sun Valley             Jackson, MI                            606              2,514            9                     107
Sunny South            Boynton Beach, FL      7,334         1,276             11,308            -                      58
SunsetPalms            Boynton Beach, FL                                                        1                       5
Swan Creek             Ann Arbor, MI                          882              9,709            -                      43

Tara Woods             N. Ft Myers, FL                      2,124             13,345            -                       8
Tarpon Glen            Clearwater, FL                         510              2,893            -                     106
Terrace Heights        Dubuque, IA                            919              2,413            -                     297
The Colony             Rancho Mirage, CA      4,725         2,259              4,745            -                     151
The Glen               Rockland, MA                           261                252            -                     637
The Homestead          McAllen, TX              473           100                742            -                     238
The Mill (Pooles Rex)  Rex, GA                                600              2,283            -                       9
The Orchard            Sanat Rosa, CA         7,886         2,794              6,363            -                      61
Tierra West            Albuquerque, NM                      2,612             10,249            -                       -
Timber Heights         Davison, MI                            274                  -           119                  6,703
Torrey Hills           Flint, MI                              346                205            -                   5,162
Town & Country, FL     Orlando, FL                            245                896            -                      15
Trails End             Weslaco, TX                            260              1,804            -                     223
Twenty Nine Pines      St. Paul, MN                           317              2,859            -                       -
Twin Pines             Goshen, IN                             197              1,934            -                     244

Universtiy Village     Orlando, FL                          1,920             10,599            -                       -

                                                            GrossAmount
                                                        Carried at Close of
                                                           Period 12/31/01
                                                 ------------------------------------------                  Date of
                                                             Depreciable                      Accumulated    Construction(C)
Community              Location                  Land        Property               Total     Depreciation   Acquisition(A)
------------------------------------------      ----------------------------------------------------------  ----------------

South Oaks             Palmetto, GA                885          1,755                 2,640        97          2000(A)
Southwind              Naples, FL                1,476          3,620                 5,096       880          1993(A)
Spring Brook           Utica, MI                 1,209         11,038                12,247     2,143          1998(A)
Springfield Farms      Brookline, MO             1,698          4,309                 6,007       812          1997(A)
Starlight Ranch        Orlando, FL               5,597          9,311                14,908     2,228          1997(A)
Steeple Chase          Battle Creek, MI            -               -                     -         -           2000(C)
Stone Mountain         Stone Mounatain, GA       1,416         10,588                12,004       223          2001(A)
Stonegate Austin       Austin, TX                1,436         11,275                12,711       235          2001(A)
Stonegate Pines        Arlington, TX               644          3,395                 4,039        72          2001(A)
Stonegate, LA          Shreveport, LA              160            759                   919       239          1993(A)
Suburban Woods         Union City, GA              920          4,134                 5,054        87          2001(A)
Sun Valley             Jackson, MI                 615          2,621                 3,236       506          1998(A)
Sunny South            Boynton Beach, FL         1,276         11,366                12,642       239          2001(A)
Sunset Palms           Boynton Beach, FL             1              5                     6         4          2001(A)
Swan Creek             Ann Arbor, MI               882          9,752                10,634     1,879          1998(A)

Tara Woods             N. Ft Myers, FL           2,124         13,353                15,477       329          2001(A)
Tarpon Glen            Clearwater, FL              510          2,999                 3,509       322          1998(A)
Terrace Heights        Dubuque, IA                 919          2,710                 3,629       638          1993(A)
The Colony             Rancho Mirage, CA         2,259          4,896                 7,155     1,148          1994(A)
The Glen               Rockland, MA                261            889                 1,150       133          1997(A)
The Homestead          McAllen, TX                 100            980                 1,080       223          1997(A)
The Mill (Pooles Rex)  Rex, GA                     600          2,292                 2,892        49          2001(A)
The Orchard            Sanat Rosa, CA            2,794          6,424                 9,218     1,435          1994(A)
Tierra West            Albuquerque, NM           2,612         10,249                12,861       218          2001(A)
Timber Heights         Davison, MI                 393          6,703                 7,096     1,306          1996(A)
Torrey Hills           Flint, MI                   346          5,367                 5,713       665          1987(A)
Town & Country, FL     Orlando, FL                 245            911                 1,156       215          1993(A)
Trails End             Weslaco, TX                 260          2,027                 2,287       461          1994(A)
Twenty Nine Pines      St. Paul, MN                317          2,859                 3,176       732          1994(A)
Twin Pines             Goshen, IN                  197          2,178                 2,375       524          1993(A)

Universtiy Village     Orlando, FL               1,920         10,599                12,519       230          2001(A)

                                                                                                             Cost Capitalized
                                                                                                        Subsequent to Acquisition
                                                                            Initial Cost to Company           (Improvements)
                                                                        -----------------------------   -------------------------
                                                                                     Depreciable                      Depreciable
Community              Location                          Encumbrance    Land         Property           Land          Property
--------------------------------------------------------------------   ---------     -------------    ------------    -----------
Valley Vista           Grand Rapids, MI                        1,504       411             2,791            -                 148
Vance                  Columbus, OH                                        200               993            -                 424
Villa                  Flint, MI                                           128               332            -               2,793
Village Green          Vero Beach, FL                         13,666     3,120            17,713            -                 292

Westbrook              Detroit, MI                                         190             2,451            3               5,815
Westpark               Wickenburg, AZ                                      888             4,356            -                  10
Whispering Pines       Clearwater, FL                                    4,208             4,071            -                 292
Willo Arms             Cleveland, OH                                       473             2,146            -                  89
Winter Haven Oaks      Winter Haven, FL                                    490               705          362               1,396
Winter Paradise RV     Hudson, FL                                          300             1,593            -                 411
Woodlake               Greensboro, NC                                      924             6,311           12                 216
Woodlands of Kennesaw  Kennesaw, GA                                      1,092             7,989            -                  15

Yankee Springs         Grand Rapids, MI                                    948             5,360           78                 767
Yorktowne              Sharonville, OH                                   2,130             6,311            -                 357

Difference between allocated purchase price and historical
   cost of properties acquired in the ROC Acquistion
--------------------------------------------------------------------   ---------     -------------    ------------    -----------
                                                             285,653   203,242         1,003,092      10,345              301,984
                                                           =========   =========     =============    ============    ===========

                                                                       Gross Amount
                                                                     Carried at Close of
                                                                       Period 12/31/01
                                                             --------------------------------------                Date of
                                                                         Depreciable                 Accumulated   Construction (C)
Community              Location                              Land        Property        Total       Depreciation  Acquisition (A)
-----------------------------------------------              ----------------------------------------------------  ----------------
Valley Vista           Grand Rapids, MI                         411            2,939         3,350        532      1998(A)
Vance                  Columbus, OH                             200            1,417         1,617        251      1993(A)
Villa                  Flint, MI                                128            3,125         3,253      2,547      1984(A)
Village Green          Vero Beach, FL                         3,120           18,005        21,125        377      2001(A)

Westbrook              Detroit, MI                              193            8,266         8,459      1,159      1996(C)
Westpark               Wickenburg, AZ                           888            4,366         5,254         93      2001(A)
Whispering Pines       Clearwater, FL                         4,208            4,363         8,571      1,027      1993(A)
Willo Arms             Cleveland, OH                            473            2,235         2,708        550      1993(A)
Winter Haven Oaks      Winter Haven, FL                         852            2,101         2,953        279      1988(A)(C)
Winter Paradise RV     Hudson, FL                               300            2,004         2,304        182      1998(A)
Woodlake               Greensboro, NC                           936            6,527         7,463      1,250      1998(A)
Woodlands of Kennesaw  Kennesaw, GA                           1,092            8,004         9,096        168      2001(A)

Yankee Springs         Grand Rapids, MI                       1,026            6,127         7,153      1,145      1998(A)
Yorktowne              Sharonville, OH                        2,130            6,668         8,798      1,649      1997(A)

Difference between allocated purchase price and historical
   cost of properties acquired in the ROC Acquistion            959          176,178       177,137     37,216
----------------------------------------------------------  ---------------------------------------------------
                                                            214,546        1,481,254 *   1,695,800 *  287,709 *
                                                            ===================================================

* - includes rental property and rental properties held for sale

                             SCHEDULE III
                              Continued

                        CP LIMITED PARTNERSHIP

         REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

The changes in total real estate for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                2001            2000           1999
                            -------------   -------------  --------------

Balance, beginning of year  $   1,132,493   $   1,055,450  $   1,026,509
Acquisitions                      563,088           7,577         14,808
Improvements                       34,678          69,466         25,105
Dispositions and other            (43,585)            -          (10,972)
                            -------------   -------------  --------------

Balance, end of year        $   1,686,674   $   1,132,493  $   1,055,450
                            =============   =============  ==============

The change in accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                  2001            2000           1999
                            -------------   -------------  --------------

Balance, beginning of year  $     235,653   $     192,015  $     151,260
Depreciation for the year          57,650          43,638         41,422
Dispositions and other             (8,094)            -             (667)
                            -------------   -------------  --------------

Balance, end of year        $     285,209   $     235,653  $     192,015
                            =============   =============  ==============