Form 10-Q
period 2002-03-31
CP LTD PARTNERSHIP
filed 2002-05-15
CIK 931917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             CP LIMITED PARTNERSHIP
                                    FORM 10-Q
                                      INDEX

                                                                                      Pages
                                                                                     ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Statements of Income for the Three Months Ended
                   March 31, 2002and 2001                                                 1

            Condensed Consolidated Balance Sheets as of March 31, 2002 and
                   December 31, 2001                                                      2

            Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31,2002 and 2001                                           3

            Notes to Condensed Consolidated Financial Statements                      4 - 7

Item 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                             8 - 10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                   11

PART II.    OTHER INFORMATION                                                            12

SIGNATURE                                                                                18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CP LIMITED PARTNERSHIP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands, except per OP unit data)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2002       2001
                                                    -------    -------
Revenues:
   Rental income                                    $66,098    $48,612
   Interest income                                    2,751      2,392
   Management fee and other income                      468        739
                                                    -------    -------
                                                     69,317     51,743
Expenses:
   Property operating and maintenance                19,920     13,892
   Real estate taxes                                  4,525      3,435
   Depreciation and amortization                     16,897     11,948
   Administrative                                     3,367      2,069
   Interest and related amortization                 16,795      9,064
                                                    -------    -------
                                                     61,504     40,408
                                                    -------    -------

   Income before gain/loss on sales of properties     7,813     11,335
   Gain/loss on sales of properties                   1,164         --
                                                    -------    -------

Net income                                            8,977     11,335

Less distribution to Preferred OP Unitholders         1,523      1,523
                                                    -------    -------

Net income attributable to common OP Unitholders    $ 7,454    $ 9,812
                                                    =======    =======
Net income attributable to common OP Unitholders:
   General partner                                  $ 6,208    $ 8,714
   Limited partners                                   1,246      1,098

                                                    -------    -------
                                                    $ 7,454    $ 9,812
                                                    =======    =======
Per common OP Unit information:
   Basic earnings per OP Unit                       $  0.21    $  0.30
                                                    =======    =======

   Diluted earnings per OP Unit                     $  0.21    $  0.30
                                                    =======    =======

               The accompanying notes are an integral part of the
                              financial statements.

                             CP LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 March 31,    December 31,
                                                                   2002           2001
                                                                -----------   ------------
                                                                (Unaudited)
                                 ASSETS
Rental property:
   Land                                                          $  205,638    $  205,416
   Land and improvements for expansion sites                        115,149       112,821
   Depreciable property                                           1,378,602     1,375,063
                                                                 ----------    ----------
                                                                  1,699,389     1,693,300
      Less: accumulated depreciation                                302,391       285,209
                                                                 ----------    ----------

      Net rental property                                         1,396,998     1,408,091

Cash and cash equivalents                                               865            61
Rents and other receivables, net                                      5,979        17,591
Notes receivable                                                     41,544        45,514
Investments in and advances to affiliates                           112,647       108,674
Prepaid expenses and other assets                                    11,632        11,942
                                                                 ----------    ----------

      Total assets                                               $1,569,665    $1,591,873
                                                                 ==========    ==========

                              LIABILITIES

Debt                                                             $1,020,627    $1,053,436
Accrued interest payable                                             13,207        10,668
Accounts payable and accrued expenses                                19,502        24,387
Rents received in advance and security deposits                      16,784        12,749
Distributions payable                                                20,054           760
                                                                 ----------    ----------

      Total liabilities                                           1,090,174     1,102,000

                           PARTNERS' CAPITAL

Partners' Capital, Unlimited Authorized Units:
   35,053,070 and 35,021,703, Common OP Units outstanding                --            --
   at March 31, 2002 and December 31, 2001, respectively
   1,500,000 Preferred OP Units outstanding at March 31, 2002 and December 31, 2001, respectively

General Partner                                                     335,968       344,954
Limited Partners                                                     70,566        71,962
Preferred OP Units, Series A                                         72,957        72,957
                                                                 ----------    ----------
   Total partners' capital                                          479,491       489,873
                                                                 ----------    ----------

      Total liabilities and partners' capital                    $1,569,665    $1,591,873
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

                             CP LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
Cash flows from operating activities:
   Net income attributable to common OP Unit
      Holders                                        $  7,454    $  9,812
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on sale of properties                           1,164          --
   Depreciation and amortization                       16,897      11,948
   Amortization of debt issuance costs                    735         181
   Decrease in operating assets                        13,587       2,675
   (Decrease) increase in operating liabilities         1,573      (1,256)
                                                     --------    --------
      Net cash provided by operating activities        41,410      23,360

Cash flows from investing activities:
   Additions to rental property and equipment          (8,576)     (6,293)
   Disposition of rental property                       6,232        --
   Investment in and advances to affiliates            (4,162)     (3,509)
   Advances on notes receivable, net                      233      (1,197)
                                                     --------    --------
      Net cash used in investing activities            (6,273)    (10,999)

Cash flows from financing activities:
   Borrowings on line of credit                        32,454      16,435
   Payments on line of credit                         (64,098)    (26,076)
   Principal payments on debt                          (1,165)       (622)
   Payment of debt issuance costs                      (1,612)         --
   Exercise of Chateau's stock options and other           88       1,671
                                                     --------    --------
      Net cash used in financing activities           (34,333)     (8,592)
                                                     --------    --------

Increase in cash and cash equivalents                     804       3,769
Cash and cash equivalents, beginning of period             61          99
                                                     --------    --------
Cash and cash equivalents, end of period             $    865    $  3,868
                                                     ========    ========
Supplemental cash flow information:
Fair Market Value of OP Units issued in
   connection with acquisitions/development          $    698    $    421
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

                             CP LIMITED PARTNERSHIP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   Background and Basis of Presentation:
     -------------------------------------

     Background -

     CP Limited Partnership is a limited partnership and was formed by Chateau Communities, Inc., a real estate investment trust, as a general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. We are engaged in owning and operating manufactured housing community properties. As of March 31, 2002, our portfolio consisted of 214 properties, containing an aggregate of 69,990 homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,118 homesites.

     We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Basis of Presentation -

     The accompanying condensed consolidated financial statements include all accounts of CP Limited and our subsidiaries. Chateau and ROC Communities, Inc. are general partners. As of March 31, 2002, Chateau owned on a combined basis, an 83 percent general partner interest. Pursuant to the terms of the operating partnership agreement, we are required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by us are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of March 31, 2002 is identical to our accompanying balance sheet, except as follows:

                                                      As Presented Herein                     Chateau
     (In thousands)                                     March 31, 2002      Adjustments   Communities, Inc.
                                                      -------------------   -----------   -----------------
     Minority interests in CP Limited Partnership          $     --          $ 143,523        $ 143,523
                                                           ========          =========        =========

     Equity:
        General partner                                    $335,968          $(335,968)       $      --
        Limited partners                                    143,523           (143,523)              --
        Common stock                                                               292              292
        Additional paid-in capital                                             499,326          499,326
        Dividends in excess of accumulated earnings                           (144,021)        (144,021)
        Accumulated other comprehensive income                                  (6,297)          (6,297)
        Notes receivable from officers                                         (13,332)         (13,332)

                                                           --------          ---------        ---------
     Partners' capital/shareholders' equity                $479,491          $(143,523)       $ 335,968
                                                           ========          =========        =========

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

                             CP LIMITED PARTNERSHIP

                                   (Unaudited)

--------------------------------------------------------------------------------

     the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002.

     In connection with the CWS Acquisition, the following related transactions occurred:

          . As of August 2, 2001, certain limited partners in the CWS operating partnership ("CWS OP") amended their $26 million loans and agreed to, among other things, replace the collateral with a proportionate amount of OP Units, provide for an initial purchase price for such OP Units subject to our repurchase option at $27.17 per OP Unit, eliminate our right to exercise this repurchase option in the event of a prepayment of these loans in full prior to January 1, 2003 and lower the exercise price of this repurchase option in the event that certain distributions are made to the borrowers. The maturity dates of these loans vary between June 14, 2009 and September 26, 2010. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Notes Receivable in the accompanying consolidated condensed balance sheet as of March 31, 2002.

          . We agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to us through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. As of March 31, 2002, we have issued $9,570,000 of such notes/OP Units and the notes are included in Notes Receivable in the accompanying consolidated condensed balance sheet as of March 31, 2002.

     The total CWS purchase price and liabilities assumed was allocated as follows:

     Rental property       $519,691
     Net working capital     32,299
                           --------
                           $551,990
                           ========

     The following unaudited pro forma income statement information as of March 31, 2001 has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2001. In addition, the pro forma information is presented as if the disposition of certain CWS properties by us in 2001 had occurred on January 1, 2001. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2001.

     (in thousands, except per share data)

     Revenues                                                 $66,014
     Total expenses *                                          57,687
                                                              -------
     Net income **                                            $ 8,327
                                                              =======
     Earnings Per OP Unit - basic                             $  0.24
                                                              =======
     Earnings Per OP Unit - diluted                           $  0.24
                                                              =======
     Weighted average common OP Units outstanding - basic      34,293
                                                              =======
     Weighted average common OP Units outstanding - diluted    34,493
                                                              =======

     ----------
     * includes depreciation of $17,000

     ** After gain on sale of properties and allocation to Preferred OP Units.

                             CP LIMITED PARTNERSHIP

                                   (Unaudited)

--------------------------------------------------------------------------------

3.   Rental Property:
     ----------------

     In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of March 31, 2002, we have sold 10 properties for approximately $48 million. Of the total disposition amount, $6.2 million, consisting of 3 properties, occurred during the three-month period ended March 31, 2002. None of our other properties included in our disposition plan met the held-for-sale criteria.

4.   Partners Capital:
     -----------------

     On February 21, 2002, we declared a cash distribution of $.55 per OP Unit to OP Unitholders of record as of March 29, 2002. The distribution was paid April 15, 2002 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2002.

     Basic and diluted earnings per OP Unit are summarized in the following table:

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
     (In thousands, except per OP Unit data)                  2002     2001
                                                            -------   -------
     Basic earnings per OP Unit:
        Net income attributable to common OP Unitholders    $ 7,454   $ 9,812
                                                            =======   =======

        Weighted average  OP Units - Basic                   35,042    32,178
                                                            =======   =======

        Per OP Unit                                         $  0.21   $  0.30
                                                            =======   =======

     Diluted earnings per OP Unit:
        Net income attributable to common OP Unitholders    $ 7,454   $ 9,812
                                                            =======   =======

        Weighted average common OP Units outstanding         35,042    32,178
        Chateau employee stock options                          159       226
                                                            -------   -------

        Weighted average OP Units - Diluted                  35,201    32,404
                                                            =======   =======

        Per OP Unit                                         $  0.21   $  0.30
                                                            =======   =======

5.   Financing:
     ----------

     The following table sets forth certain information regarding our debt at March 31, 2002.

                                   Weighted Average                   Principal
     (In thousands)                 Interest Rate     Maturity Date    Balance
                                   ----------------   -------------   ----------

     Fixed rate mortgage debt           7.63%          2002 - 2011    $  284,485
     Unsecured Senior Notes             7.47%          2003 - 2021       470,000
     Unsecured Installment Notes        7.50%              2012            9,942
     Acquisition Facility               3.37%              2002          145,800
     Unsecured lines of credit          2.88%              2004          110,400
                                                                      ----------
                                                                      $1,020,627
                                                                      ==========

                             CP LIMITED PARTNERSHIP

                                   (Unaudited)

--------------------------------------------------------------------------------

6.   Related Party Transactions:
     ---------------------------

     Included in management fee and other income is $815,000 and $867,000 of management, advisory and transaction fee income received from N'Tandem Trust for the three months ended March 31, 2002 and 2001, respectively.

7.   New Accounting Standard:
     ------------------------

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties meeting the held-for-sale criteria during 2002 will be treated as discontinued operations under the standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain information and statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, dispositions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives.

Overview

In August 2001, we purchased CWS Communities Trust, a private real estate investment trust ("CWS") for $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,500 expansion sites and three RV communities in 11 states. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than our next largest REIT competitor in our sector.

As of March 31, 2002, our portfolio comprised 214 manufactured home communities containing 69,990 manufactured homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,118 homesites.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three months ended March 31, 2002 and 2001. We consider all communities owned by us at both the beginning of the period and the end of the period as our "Core Portfolio."

                                                     Core Portfolio           Total
                                                    -----------------   -----------------
                                                      2002      2001      2002      2001
                                                    -------   -------   -------   -------
Dollars in thousands, except per site information

As of March 31,
-------------------------------------------------
Number of communities                                   167       167       214       172
Total manufactured homesites                         52,608    52,290    69,990    53,398
Occupied sites                                       46,352    46,901    61,733    47,795
Occupancy                                              88.1%     89.7%     88.2%     89.5%

For the three months ended March 31,
-------------------------------------------------
Rental income                                       $49,364   $47,949   $66,098   $48,612
Property operating expenses                         $16,787   $17,081   $24,445   $17,327
Net operating income                                $32,577   $30,868   $41,653   $31,285
Weighted average monthly rent per site              $   340   $   327   $   344   $   324

Comparison of three months ended March 31, 2002 to three months ended March 31, 2001

For the three months ended March 31, 2002, net income was $8,977,000, a decrease of $2,358,000 from the three months ended March 31, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the acquisition properties and core portfolio and the gain on sale of properties.

Rental revenue for the three months ended March 31, 2002 was $66,098,000 an increase of $17,486,000 from the three months ended March 31, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Core Portfolio.

As of March 31, 2002, occupancy in our stabilized portfolio was 92.6 percent. The active expansion portfolio had occupancy of 78.5 percent, while our greenfield development portfolio had occupancy of 34.8 percent, for a total occupancy of 88.2 percent. On a per-site basis, weighted monthly rental revenue for the three months ended March 31, 2002 was $344 compared with $324 for the same period in 2001, an increase of 6 percent.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities and equity earnings from our taxable REIT subsidiary, Community Sales, Inc. ("CSI").

Included in interest and management fee income are amounts from N'Tandem Trust ("N'Tandem"). We own approximately ten percent of N'Tandem's outstanding equity and have made loans and advances to N'Tandem. We recognized $594,000 and $784,000 of interest income and related fees for the three months ended March 31, 2002 and 2001, respectively. We also recognized $337,000 in advisory fees and $275,000 in management fees for the three months ended March 31, 2002, as compared with $333,000 in advisory fees, $279,000 in management fees, and $255,000 in transaction fees for the three months ended March 31, 2001.

Property operating and maintenance expense for the three months ended March 31, 2002 increased by $6,028,000 or 43.4 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition, which accounted for $4.9 million. The remaining change is due to increases in our Core Portfolio, including increased collection costs, property insurance, healthcare and administrative costs.

Administrative expense for the three months ended March 31, 2002 increased by $1,298,000 from the same period a year ago. Administrative expense in the first quarter of 2002 was 4.9 percent of total revenues as compared to 4.0 percent in the same period of 2001.

Depreciation and amortization expense for the three months ended March 31, 2002, increased $4,949,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2002 remained relatively unchanged from 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $41,410,000 for the three months ended March 31, 2002, compared with $23,360,000 for the three months ended March 31, 2001. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the three months ended March 31, 2002 was $6,273,000. This amount represents acquisitions, dispositions, investments in and advances to affiliates, lending activity, capital expenditures, and development costs.

During the three months ended March 31, 2002, we invested approximately $3.1 million in the expansion and development of our communities, resulting in the addition of approximately 50 available sites to our portfolio in 2002. This amount also included finish costs on sites added in prior periods and progress on sites that will be added to our portfolio later in 2002. For the three months ended March 31, 2002, recurring property capital expenditures, other than development costs, were approximately $1.3 million. Capital expenditures have historically been financed out of operating cash flow and it is our intention that such future expenditures will also be financed out of operating cash flow.

In the third quarter of 2001, we began implementing a disposition plan, identifying a number of properties that do not fit strategically with our overall investment portfolio, due to location, proximity to other properties, alternative investment opportunities or other factors. Through this plan, we have sold 10 properties for approximately $48 million as of March 31, 2002. Of the total disposition amount, $6.2 million, consisting of 3 properties, occurred during the three-month period ended March 31, 2002. Due to the timing of the sales, approximately $11 million in proceeds from sales occurring in 2001 was received in January 2002 and was used to pay down the Acquisition Facility. We will continue to evaluate our properties and, depending on market conditions, expect to sell additional communities in 2002.

Net cash used in financing activities for the three months ended March 31, 2002 was $34,333,000. This was due primarily to net payments on our Credit Facilities (described below).

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. The term of the facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (together with our BankOne credit facility, "Credit Facilities"). As of March 31, 2002 we had approximately $110.4 million outstanding under our Credit Facilities and had available $22.1 million in additional borrowing capacity.

As of March 31, 2002, the balance on our Acquisition Facility was approximately $146 million. We are currently in discussion with our lender to refinance all or a portion of this facility, which matures in August of 2002, into a term loan facility.

Our principal long term liquidity needs include: repayment of long-term borrowings and amounts outstanding under the Credit Facilities and the Acquisition Facility, future acquisitions of communities, acquisition of land for development, and new and existing community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, proceeds from the disposition of properties, and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties meeting the held for sale criteria during 2002 will be treated as discontinued operations under the standard.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (3) is not an alternative to cash flow as a measure of liquidity; and (4) may not be comparable to similarly titled measures reported by other REIT's. Our FFO is calculated as follows:

                                               For the Quarter
                                               Ended March 31,
                                              -----------------

                                               2002      2001
                                              -------   -------
Net income                                    $ 8,977   $11,335

Plus:
   Depreciation and amortization               16,897    11,948

Less:
   Gain on sale of properties                   1,164        --
   Depreciation expense on corporate assets       442       183
   Income allocated to Preferred OP Units       1,523     1,523
                                              -------   -------
FFO                                           $22,745   $21,577
                                              =======   =======

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of March 31, 2002:

                                                 Percent of     Weighted
                                   Amount of       Total         Average      Maturity
          (In thousands)          Indebtedness      Debt      Interest Rate     Date
                                  ------------   ----------   -------------   ---------
Mortgage Debt:

FNMA Mortgage (5 properties)       $  114,661        11%          7.8%          2010
Northwestern (9 properties)            73,146         7%          7.2%        2009-2010
                                   ----------
Other (22 properties)                  96,678         9%          7.6%        2002-2011
                                   ----------       ---           ---
   Total Mortgages                    284,485        27%          7.6%

Unsecured Debt:

Unsecured Senior Notes                 20,000         2%          7.5%          2003
Unsecured Senior Notes                 50,000         5%          8.3%          2021
Unsecured Senior Notes                 50,000         5%          8.0%          2003
Unsecured Senior Notes                150,000        15%          7.1%          2011
Unsecured Senior Notes                100,000        10%          8.3%          2005
Unsecured Senior Notes                100,000        10%          6.4%          2004
                                   ----------       ---           ---
   Total Unsecured Senior Notes       470,000        47%          7.5%
                                   ----------       ---           ---
Unsecured Installment Notes             9,942         1%          7.5%          2012
                                   ----------       ---           ---
Total Fixed Rate                      764,427        75%          7.6%

Variable Rate Debt:

Acquisition Facility                  145,800        14%          3.4%          2002

Credit Facilities                     110,400        11%          2.9%          2004
                                   ----------       ---
   Total Secured and Unsecured     $1,020,627       100%
                                   ==========

Based on the average amount outstanding under our Acquisition and Credit Facilities for the three months ended March 31, 2002 if the LIBOR rate under these facilities was 100 basis points higher or lower during the three months ended March 31, 2002, then our interest expense (before adjustments for capitalized items), for the period would have increased or decreased by approximately $641,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
          None.

Item 2. Changes in Securities and Use of Proceeds
          Not Applicable.

Item 3. Defaults Upon Senior Securities
          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5. Other Information

                              Property Information

We classify all our properties in the stable, greenfield development, or active expansion portfolio. The stable portfolio includes communities where we do not have, or have not recently had, expansion of the community. These communities normally have stable occupancy rates. The greenfield development portfolio includes properties where we are developing the community. The active expansion portfolio includes properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rent. Generally, both the greenfield and the active expansion portfolios will have a lower occupancy rate than the stable portfolio, as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of March 31, 2002, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis. This table excludes four of our greenfield properties as there are currently no developed sites.

                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
      100 Oaks                                     AL     Fultondale                            230        86.5%      $231.07
(a)   Lakewood                                     AL     Montgomery                            397        48.1%      $197.67
      Green Park South                             AL     Montgomery                            417        91.8%      $278.94
                            Total Alabama                                         3           1,044        74.0%      $246.54
      Westpark                                     AZ     Phoenix                               201        88.6%      $349.20
                            Total Arizona                                         1             201        88.6%      $349.20
      Bermuda Palms                                CA     Palm Springs                          185        93.5%      $377.62
      Eastridge                                    CA     San Jose                              187        99.5%      $706.48
      La Quinta Ridge                              CA     Palm Springs                          152        90.1%      $429.38
      The Colony                                   CA     Palm Springs                          220        97.7%      $649.31
      The Orchard                                  CA     San Francisco                         233        99.6%      $662.31
      Green River                                  CA     Los Angeles                           333       100.0%      $736.97
      Jurupa Hills Cascade                         CA     Los Angeles                           322        99.1%      $579.33
      Los Ranchos                                  CA     Los Angeles                           389        73.3%      $350.85
                            Total California                                      8           2,021        93.0%      $573.95
      CV-Denver                                    CO     Denver                                345        93.9%      $431.66
      CV-Longmont                                  CO     Longmont                              310        98.1%      $430.09
      Friendly Village                             CO     Greeley                               226        98.2%      $344.49
      Pine Lakes Ranch                             CO     Denver                                762        98.6%      $394.23
      Redwood Estates                              CO     Denver                                753        99.3%      $402.47

                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
(b)   Prairie Greens                               CO     Denver                                139         7.2%      $412.32
      Longview                                     CO     Longmont                              400        99.0%      $418.24
(b)   Antelope Ridge                               CO     Colorado Springs                      140        49.3%      $355.45
                            Total Colorado                                        8           3,075        91.8%      $403.14
      Cedar Grove                                  CT     New Haven                              60        98.3%      $336.25
      Evergreen                                    CT     New Haven                             102        99.0%      $337.85
      Green Acres                                  CT     New Haven                              64        98.4%      $332.19
      Highland                                     CT     New Haven                              50        96.0%      $351.53
                            Total Connecticut                                     4             276        98.2%      $338.61
      Anchor North                                 FL     Tampa Bay                              93        93.5%      $294.20
      Audubon                                      FL     Orlando                               280        97.1%      $289.91
      Colony Cove                                  FL     Sarasota                            2,211        98.9%      $390.48
      Conway Circle                                FL     Orlando                               111        93.7%      $320.51
      Crystal Lake                                 FL     St. Petersburg                        166        90.4%      $297.71
(a)   Crystal Lakes                                FL     Tampa                                 330        61.8%      $172.82
      CV-Jacksonville                              FL     Jacksonville                          643        89.6%      $329.42
      Del Tura                                     FL     Fort Myers                          1,344        88.1%      $459.48
      Eldorado Estates                             FL     Daytona Beach                         126        96.0%      $296.76
      Emerald Lake                                 FL     Fort Myers                            201        99.5%      $307.94
      Fairways Country Club                        FL     Orlando                             1,141        99.7%      $318.46
(a)   Foxwood Farms                                FL     Orlando                               375        80.0%      $241.55
      Hidden Valley                                FL     Orlando                               303        99.0%      $345.99
      Indian Rocks                                 FL     Clearwater                            148        70.3%      $261.06
      Jade Isle                                    FL     Orlando                               101        93.1%      $348.22
      Lakeland Harbor                              FL     Tampa                                 504        99.8%      $276.74
      Lakeland Junction                            FL     Tampa                                 191       100.0%      $220.06
      Lakes at Leesburg                            FL     Orlando                               640        99.8%      $289.44
      Land O' Lakes                                FL     Orlando                               173        97.1%      $278.91
      Midway Estates                               FL     Vero Beach                            204        64.2%      $365.98
      Oak Springs                                  FL     Orlando                               438        72.1%      $263.26
      Orange Lake                                  FL     Orlando                               242        97.9%      $283.53
      Palm Beach Colony                            FL     West Palm Beach                       285        90.2%      $337.62
      Pedaler's Pond                               FL     Orlando                               214        84.1%      $225.93
      Pinellas Cascades                            FL     Clearwater                            238        90.8%      $411.77
      Shady Lane                                   FL     Clearwater                            108        95.4%      $292.91
      Shady Oak                                    FL     Clearwater                            250        97.2%      $348.63
      Shady Village                                FL     Clearwater                            156        96.2%      $337.22
      Southwind Village                            FL     Naples                                338        94.4%      $337.66
      Starlight Ranch                              FL     Orlando                               783        95.3%      $329.14
      Tarpon Glen                                  FL     Clearwater                            170        88.2%      $327.51
      Town & Country                               FL     Orlando                                73        91.8%      $355.07
      Whispering Pines                             FL     Clearwater                            392        94.9%      $389.73
      Winter Haven Oaks                            FL     Orlando                               343        53.6%      $228.74
      Beacon Hill Colony                           FL     Tampa                                 201       100.0%      $251.88
      Beacon Terrace                               FL     Tampa                                 297        99.7%      $260.64
      Crystal Lake Club                            FL     Tampa                                 599        78.1%      $336.14
      Haselton Village                             FL     Orlando                               292        98.6%      $273.74
      Lakeside Terrace                             FL     Orlando                               241        99.6%      $278.52
(a)   Palm Valley                                  FL     Orlando                               790        81.1%      $364.12
      Parkwood Communities                         FL     Orlando                               698        95.8%      $192.52
(a)   Pinelake Gardens                             FL     Vero Beach                            532        83.6%      $333.72


                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
      Shadow Hills                                 FL     Orlando                               670       80.0%       $347.69
      Sunny South Estates                          FL     West Palm Beach                       319       95.0%       $410.93
      Tara Woods                                   FL     Tampa                                 531       98.7%       $333.64
      University Village                           FL     Orlando                               480       81.7%       $356.24
      Village Green                                FL     Vero Beach                            780       99.7%       $348.56
                            Total Florida                                         47         19,745       91.0%       $330.81
      Atlanta Meadows                              GA     Atlanta                                75       97.3%       $276.93
(a)   Butler Creek                                 GA     Augusta                               376       64.9%       $207.67
      Camden Point                                 GA     Kingsland                             268       47.4%       $178.40
      Castlewood Estates                           GA     Atlanta                               334       82.3%       $355.42
      Colonial Coach Estates                       GA     Atlanta                               481       77.1%       $334.48
      Golden Valley                                GA     Atlanta                               131       93.1%       $318.27
      Landmark                                     GA     Atlanta                               524       87.6%       $305.09
      Marnelle                                     GA     Atlanta                               205       92.7%       $310.68
      South Oaks                                   GA     Atlanta                               295       43.4%       $136.19
      Hunter Ridge                                 GA     Atlanta                               771       93.8%       $329.28
      Four Seasons                                 GA     Atlanta                               214       97.7%       $304.29
      Friendly Village                             GA     Atlanta                               203       97.5%       $378.00
      Lamplighter Village                          GA     Atlanta                               431       96.3%       $359.72
      The Mill                                     GA     Atlanta                               150       88.0%       $272.64
      Pooles Manor                                 GA     Atlanta                               194       80.9%       $319.85
      Shadowood                                    GA     Atlanta                               506       94.3%       $351.35
      Smoke Creek                                  GA     Atlanta                               264       87.5%       $322.69
      Stone Mountain                               GA     Atlanta                               354       92.4%       $372.43
      Suburban Woods                               GA     Atlanta                               216       90.7%       $330.86
      Woodlands of Kennesaw                        GA     Atlanta                               273       91.6%       $391.44
                            Total Georgia                                         20          6,265       84.7%       $322.27
      Lakewood Estates                             IA     Davenport                             180       91.7%       $296.79
      Terrace Heights                              IA     Dubuque                               317       94.3%       $284.70
(b)   Wolf Creek                                   IA     Des Moines                             80        0.0%       $  0.00
                            Total Iowa                                             3            577       80.4%       $289.00
      Coach Royale                                 ID     Boise                                  91       96.7%       $322.36
      Maple Grove Estates                          ID     Boise                                 270       95.6%       $331.81
      Shenandoah Estates                           ID     Boise                                 154       95.5%       $321.42
                            Total Idaho                                            3            515       95.7%       $327.02
      Falcon Farms                                 IL     Moline                                215       88.4%       $274.16
      Maple Ridge/Valley                           IL     Kankakee                              276       98.6%       $295.17
                            Total Illinois                                         3            491       94.1%       $286.53
(a)   Broadmore                                    IN     South Bend                            370       77.6%       $278.55
      Forest Creek                                 IN     South Bend                            167       88.0%       $310.65
(a)   Fountainvue                                  IN     Marion                                120       85.0%       $186.29
      Hickory Knoll                                IN     Indianapolis                          325       93.2%       $340.49
      Hoosier Estates                              IN     Indianapolis                          288       98.3%       $195.78
      Mariwood                                     IN     Indianapolis                          296       88.5%       $322.51
      Oak Ridge                                    IN     South Bend                            204       87.7%       $277.28
      Pendleton                                    IN     Indianapolis                          102       84.3%       $248.38
(a)   Sherwood                                     IN     Marion                                135       37.8%       $207.12
      Skyway                                       IN     Indianapolis                          156       84.6%       $334.29
      Twin Pines                                   IN     Goshen                                238       92.4%       $295.47
                            Total Indiana                                         11          2,401       85.5%       $265.30

                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
      Mosby's Point                                KY     Cincinnati                            150        96.7%      $331.10
                            Total Kentucky                                        1             150        96.7%      $331.10
      Pinecrest Village                            LA     Shreveport                            446        73.3%      $173.50
      Stonegate, LA                                LA     Shreveport                            157        98.1%      $195.36
                            Total Louisiana                                       2             603        79.8%      $180.50
      Hillcrest                                    MA     Boston                                 83        98.8%      $362.88
      Leisurewoods Rockland                        MA     Boston                                394        99.2%      $360.60
(a)   Leisurewoods Taunton                         MA     Boston                                222        97.7%      $320.54
      The Glen                                     MA     Boston                                 36       100.0%      $438.51
                            Total Massachusetts                                   4             735        98.8%      $352.75
(a)   Algoma Estates                               MI     Grand Rapids                          342        83.3%      $336.12
      Anchor Bay                                   MI     Detroit                             1,384        92.5%      $372.69
      Arbor Village                                MI     Jackson                               266        95.5%      $277.02
      Avon                                         MI     Detroit                               617        96.4%      $432.89
(a)   Canterbury Estates                           MI     Grand Rapids                          290        64.5%      $255.51
      Chesterfield                                 MI     Detroit                               345        96.8%      $407.38
(a)   Chestnut Creek                               MI     Flint                                 221        86.9%      $315.65
      Clinton                                      MI     Detroit                             1,000        92.4%      $391.70
      Colonial Acres                               MI     Kalamazoo                             612        89.7%      $303.78
      Colonial Manor                               MI     Kalamazoo                             195        93.8%      $296.85
      Country Estates                              MI     Grand Rapids                          254        86.2%      $312.25
(a)   Cranberry                                    MI     Pontiac                               328        79.9%      $389.60
(b)   Deerfield Manor
         (aka Allendale)                           MI     Allendale                              96        36.5%      $181.70
      Ferrand Estates                              MI     Grand Rapids                          420        98.3%      $366.81
(a)   Forest Lake Estates                          MI     Grand Rapids                          221        75.1%      $322.34
(b)   Glenmoor                                     MI     Grand Rapids                           41         2.4%      $178.00
(a)   Grand Blanc                                  MI     Flint                                 478        86.2%      $384.44
      Holiday Estates                              MI     Grand Rapids                          205        97.1%      $336.91
(b)   Holly Hills                                  MI     Holly                                  96        57.3%      $185.16
      Howell                                       MI     Lansing                               455        96.0%      $388.95
(a)   Huron Estates                                MI     Flint                                 111        81.1%      $242.93
      Lake in the Hills                            MI     Detroit                               238        99.2%      $414.28
(a)   Leonard Gardens                              MI     Grand Rapids                          323        73.1%      $277.73
      Macomb                                       MI     Detroit                             1,427        91.4%      $407.22
(b)   Maple Run                                    MI     Clio                                  145        51.7%      $278.74
      Norton Shores                                MI     Grand Rapids                          656        81.9%      $290.27
      Novi                                         MI     Detroit                               725        88.6%      $450.04
      Oakhill                                      MI     Flint                                 504        85.5%      $386.59
      Old Orchard                                  MI     Flint                                 200        99.5%      $363.24
      Orion                                        MI     Detroit                               423        93.6%      $365.77
(b)   Pine Lakes                                   MI     Lapeer                                136        62.5%      $332.59
      Pinewood                                     MI     Columbus                              380        94.2%      $330.79
      Pleasant Ridge                               MI     Lansing                               305        69.5%      $299.42
      Royal Estates                                MI     Kalamazoo                             183        88.5%      $342.27
      Science City                                 MI     Midland                               171        91.8%      $315.92
      Springbrook                                  MI     Utica                                 398        97.5%      $366.80
      Sun Valley                                   MI     Jackson                               197        89.8%      $266.04
      Swan Creek                                   MI     Ann Arbor                             294        99.7%      $378.57
(a)   The Highlands                                MI     Flint                                 682        89.0%      $326.04
(a)   Torrey Hills                                 MI     Flint                                 377        89.4%      $370.47
      Valley Vista                                 MI     Grand Rapids                          137        92.0%      $355.38

                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
      Villa                                        MI     Flint                                 319        83.7%      $372.60
(a)   Westbrook                                    MI     Detroit                               388        83.5%      $412.02
      Yankee Spring                                MI     Grand Rapids                          284        82.0%      $270.70
                            Total Michigan                                        44         16,869        88.1%      $360.89
      Cedar Knolls                                 MN     Minneapolis                           458        96.7%      $440.01
      Cimmaron                                     MN     St. Paul                              505        97.6%      $448.72
      Rosemount                                    MN     Minneapolis/St.
                                                          Paul                                  182       100.0%      $427.04
      Twenty-Nine Pines                            MN     St. Paul                              152        88.8%      $344.40
                            Total Minnesota                                        4          1,297        96.6%      $431.25
(b)   North Creek                                  MO     Kansas City                           234         0.0%      $  0.00
(a)   Springfield Farms                            MO     Springfield                           290        49.3%      $188.71
                            Total Missouri                                         2            524        27.3%      $ 21.54
      Autumn Forest                                NC     Greensboro                            299        77.9%      $265.64
      Foxhall Village                              NC     Raleigh                               315        96.8%      $326.99
      Oakwood Forest                               NC     Greensboro                            481        83.4%      $272.73
      Woodlake                                     NC     Greensboro                            308        88.0%      $265.30
                            Total North Carolina                                   4          1,403        86.2%      $283.38
      Buena Vista                                  ND     Fargo                                 400        96.5%      $296.21
      Columbia Heights                             ND     Grand Forks                           302        95.7%      $311.11
      President's Park                             ND     Grand Forks                           174        86.2%      $257.96
      Meadow Park                                  ND     Fargo                                 117        96.6%      $229.77
                            Total North Dakota                                     4            993        94.5%      $276.31
(a)   Berryman's Branch                            NJ     Philadelphia                          257        86.8%      $376.73
      Shenandoah Village                           NJ     Philadelphia                          359        99.4%      $358.61
                            Total New Jersey                                       2            616        92.1%      $365.02
      Tierra West                                  NM     Albuquerque                           653        59.3%      $341.12
                            Total New Mexico                                       1            653        59.3%      $341.12
      Mountain View                                NV     Las Vegas                             349        99.4%      $530.73
                            Total Nevada                                           1            349        99.4%      $530.73
      Casual Estates                               NY     Syracuse                              961        67.6%      $313.14
      Meadowbrook                                  NY     Ithaca                                237        65.0%      $289.03
                            Total New York                                         2          1,198        67.1%      $308.52
(a)   Hunter's Chase                               OH     Lima                                  135        64.4%      $180.05
      Vance                                        OH     Columbus                              113        80.5%      $273.45
      Willo-Arms                                   OH     Cleveland                             262        95.0%      $231.40
      Yorktowne                                    OH     Cincinnati                            354        93.2%      $360.80
                            Total Ohio                                             4            864        87.6%      $286.96
      Crestview                                    OK     Stillwater                            237        65.4%      $225.77
                            Total Oklahoma                                         1            237        65.4%      $225.77
      Knoll Terrace                                OR     Salem                                 212        90.1%      $385.38
      Riverview                                    OR     Portland                              133        91.7%      $435.89
                            Total Oregon                                           2            345        90.7%      $405.07
      Greenbriar Village                           PA     Allentown                             319        97.8%      $384.22
                            Total Pennsylvania                                     1            319        97.8%      $384.22
(a)   Carnes Crossing                              SC     Summerville                           608        84.0%      $214.72
(a)   Conway Plantation                            SC     Myrtle Beach                          299        79.9%      $180.39
      Saddlebrook                                  SC     Charleston                            426        94.1%      $230.00
                            Total South Carolina                                   3          1,333        86.3%      $212.92
(a)   Eagle Creek                                  TX     Tyler                                 198        82.8%      $176.63
      Homestead Ranch                              TX     McAllen                               126        86.5%      $221.37
      Leisure World                                TX     Brownsville                           201        90.5%      $237.82


                                                                                                                      Weighted
                                                                                              Total                   Average
                                                          Location (Closest      Total      Number of               Monthly Rent
                  Community                       State      Major City)      Communities     Sites     Occupancy     per Site
--------------------------------------------------------------------------------------------------------------------------------
      The Homestead                                TX     McAllen                                99       97.0%       $240.24
      Trail's End                                  TX     Brownsville                           295       79.0%       $234.77
      Arlington Lakeside                           TX     Dallas                                233       96.6%       $291.38
      Creekside                                    TX     Dallas                                585       97.6%       $397.50
      Grand Place                                  TX     Dallas                                333       96.4%       $365.11
(a)   Misty Winds                                  TX     Corpus Christi                        357       84.6%       $282.87
      North Bluff Estates                          TX     Austin                                274       96.4%       $356.19
      Northwood                                    TX     Dallas                                455       95.6%       $385.23
      Oakcrest Pointe                              TX     San Antonio                           297       96.0%       $340.17
      Stonegate Austin                             TX     Austin                                359       96.9%       $382.47
      Stonegate Pines                              TX     Dallas                                160       97.5%       $323.57
(b)   Onion Creek                                  TX     Austin                                190       63.7%       $355.88
                            Total Texas                                            15         4,162       91.6%       $329.09
(a)   Regency Lakes                                VA     Winchester                            384       92.4%       $235.91
                            Total Virginia                                          1           384       92.4%       $235.91
      Eagle Point                                  WA     Seattle                               230       96.5%       $490.42
                            Total Washington                                        1           230       96.5%       $490.42
      Breazeale                                    WY     Laramie                               115       98.3%       $268.52
                            Total Wyoming                                           1           115       98.3%       $268.52

Total                                                                             211        69,990       88.2%       $343.40

(a)  these properties are included in our active expansion portfolio
(b)  these properties are included in our greenfield development portfolio

Item 6 Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits

               None.

          (b)  Reports on Form 8-K

               The Company filed a form 8-K on March 18, 2002 and a form 8-K/A on March 1, 2002 and March 7 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 15th day of May, 2002.

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