Form 10-Q
period 2002-09-30
CP LTD PARTNERSHIP
filed 2002-11-15
CIK 931917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 33-85492

CP LIMITED PARTNERSHIP
(exact name of registrant as specified in its charter)

MARYLAND (State of incorporation)	38-3140664 (I.R.S. Employer Identification No.)

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

CP LIMITED PARTNERSHIP
FORM 10-Q
INDEX

SIGNATURE	24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CP LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per OP unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rental income	$65,692	$59,780	$195,409	$155,876
Interest income	2,835	2,789	8,417	7,469
Management fee and other income	(263)	897	781	3,435

	68,264	63,466	204,607	166,780

Expenses:
Property operating and maintenance	21,830	18,970	61,204	46,602
Real estate taxes	4,404	4,119	13,025	10,854
Depreciation and amortization	18,292	12,704	52,675	35,787
Administrative	3,511	2,398	10,391	7,231
Interest and related amortization	16,736	13,461	50,341	31,648

	64,773	51,652	187,636	132,122

Income before gain (loss) on sales of properties and distribution	3,491	11,814	16,971	34,658
Gain (loss) on sales of properties	(715)	—	901	—
Distribution to preferred OP unitholders	(1,524)	(1,523)	(4,570)	(4,570)

Income from continuing operations	1,252	10,291	13,302	30,088

Discontinued operations:
Income from discontinued operations	130	413	980	1,066
Impairment / gain on sales of properties	2,454	—	2,280	—

Income from discontinued operations	2,584	413	3,260	1,066

Income before cumulative effect of accounting change	3,836	10,704	16,562	31,154
Cumulative effect of accounting change	—	—	(1,014)	—

Net income attributable to common OP unitholders	$3,836	$10,704	$15,548	$31,154

Net income attributable to common OP Unitholders:
General partner	$3,199	$9,060	$12,956	$27,192
Limited partners	637	1,644	2,592	3,962

	$3,836	$10,704	$15,548	$31,154

Per common OP Unit information:

Basic earnings per OP Unit
Income from continuing operations	$0. 04	$0.30	$0.38	$0.92
Income from discontinued operations	0. 07	0.01	0.09	0.03

Income before cumulative effect of accounting change	0. 11	0.31	0.47	0.95
Cumulative effect of accounting change	—	—	(0.03)	—

Net income attributable to common OP unitholders	$0.11	$0.31	$0.44	$0.95

Weighted average common OP Units - basic	35,111	33,958	35,076	32,857

Diluted earnings per OP Unit
Income from continuing operations	$0.04	$0.30	$0.38	$0.91
Income from discontinued operations	0.07	0.01	0.09	0.03

Income before cumulative effect of accounting change	0.11	0.31	0.47	0.94
Cumulative effect of accounting change	—	—	(0.03)	—

Net income attributable to common OP unitholders	$0.11	$0.31	$0.44	$0.94

Weighted average common OP Units - diluted	35,224	34,118	35,205	33,058

The accompanying notes are an integral part of the financial statements.

CP LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Rental property:
Land	$200,636	$205,416
Land and improvements for expansion sites	108,430	112,821
Depreciable property, net	1,369,724	1,368,437

	1,678,790	1,686,674
Less: accumulated depreciation	331,703	285,209

Net rental property	1,347,087	1,401,465

Rental property held for sale	1,804	6,626
Cash and cash equivalents	3,156	61
Rents and other receivables, net	5,746	17,591
Notes receivable	42,249	45,514
Investments in and advances to affiliates	112,917	108,674
Prepaid expenses and other assets	19,538	11,942

Total assets	$1,532,497	$1,591,873

LIABILITIES
Debt	$1,010,957	$1,053,436
Accrued interest payable	13,592	10,668
Accounts payable and accrued expenses	20,360	24,387
Rents received in advance and security deposits	13,894	12,749
Distributions payable	20,080	760

Total liabilities	1,078,883	1,102,000

PARTNERS’ CAPITAL
Partners’ Capital, Unlimited Authorized Units: 35,116,784 and 35,021,703, Common OP Units outstanding at September 30, 2002 and December 31, 2001, respectively 1,500,000 Preferred OP Units outstanding at September 30, 2002 and December 31, 2001, respectively	—	—

General Partner	314,845	344,954
Limited Partners	65,812	71,962
Preferred OP Units, Series A	72,957	72,957

Total partners’ capital	453,614	489,873

Total liabilities and partners’ capital	$1,532,497	$1,591,873

The accompanying notes are an integral part of the financial statements.

CP LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income attributable to common OP Unitholders	$15,548	$31,154
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in discontinued operations	(1,587)	478
Gain on sales of properties - continuing operations	(901)	—
Cumulative effect of accounting change, net of minority interests	1,014	—
Depreciation and amortization	52,675	35,787
Amortization of debt issuance costs	2,944	703
Increase in operating assets	(3,227)	(1,862)
Increase in operating liabilities	301	7,502

Net cash provided by operating activities	66,767	73,762
Cash flows from investing activities:
Dispositions of rental properties	28,575	17,102
Proceeds from property dispositions, held in escrow	9,910	—
Collection of amounts held in escrow, from prior year property dispositions	10,660	—
Acquisition of CWS	—	(320,486)
Acquisitions of rental properties and land to be developed	(2,672)	(20,766)
Additions to rental property and equipment	(22,208)	(28,615)
Investment in and advances to affiliates	(6,279)	(7,603)
Payments (advances) on notes receivable, net	2,218	(9,500)

Net cash provided by/(used in) investing activities	20,204	(369,868)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	125,000	—
Borrowings on short-term debt	—	432,551
Borrowings on line of credit	226,114	—
Payments on line of credit	(227,258)	(101,050)
Re-payment of Acquisition Facility	(162,700)	—
Principal payments on debt	(3,635)	(1,456)
Payment of debt issuance costs	(3,236)	(1,377)
Distributions to OP Unitholders	(38,613)	(35,223)
Exercise of Chateau’s stock options and other	452	2,874

Net cash (used in)/provided by financing activities	(83,876)	296,319

Increase in cash and cash equivalents	3,095	213
Cash and cash equivalents, beginning of period	61	99

Cash and cash equivalents, end of period	$3,156	$312

Supplemental cash flow information:
Fair Market Value of OP Units issued in connection with acquisitions/development	$1,933	$71,934

Debt & Liabilities assumed in connection with acquisitions	$—	$171,748

Notes Payable issued in connection with acquisition	$—	$9,942

Notes Receivable issued in connection with OP unit issuance	$—	$3,028

Accrual of costs associated with acquisition	$—	$4,888

The accompanying notes are an integral part of the financial statements.

CP LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Background and Basis of Presentation:

Background –
CP Limited Partnership is a limited partnership and was formed by Chateau Communities, Inc., a real estate investment trust, as a general partner and Chateau Estates, as the initial limited partner, on September 16, 1993. We are engaged in owning and operating manufactured housing community properties. As of September 30, 2002, our portfolio consisted of 207 properties, containing an aggregate of 68,842 homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 37 properties, containing an aggregate of 8,075 homesites.

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

Basis of Presentation -
The accompanying condensed consolidated financial statements include all accounts of CP Limited and our subsidiaries. Chateau and ROC Communities, Inc. are general partners. As of September 30, 2002, Chateau owned on a combined basis, an 83 percent general partner interest. Pursuant to the terms of the operating partnership agreement, we are required to reimburse Chateau for the net expenses incurred by Chateau. Amounts paid on behalf of Chateau by us are reflected in the statement of income as general and administrative expenses. The balance sheet of Chateau as of September 30, 2002 is identical to our accompanying balance sheet, except as follows:

(In thousands)	As Presented Herein September 30, 2002	Adjustments	Chateau Communities, Inc September 30, 2002

Minority interests in CP Limited Partnership	$—	$138,769	$138,769

Equity:
General partner	$314,845	$(314,845)	$—
Limited partners	138,769	(138,769)	—
Common stock		293	293
Additional paid-in capital		500,888	500,888
Dividends in excess of accumulated earnings		(169,506)	(169,506)
Accumulated other comprehensive income		(5,794)	(5,794)
Notes receivable from officers		(11,036)	(11,036)

Partners’ capital/shareholders’ equity	$453,614	$(138,769)	$314,845

We own 100% of the preferred stock of Community Sales, Inc. (“CSI”), our taxable service corporation through which we conduct manufactured home sales and brokerage activities. Through our ownership,

we are entitled to 100% of the CSI cash flow and economics; however, we account for our investment in CSI using the equity method of accounting, since we do not own any of its voting common stock.

Reclassifications – Certain prior year amounts have been reclassified to conform to current period presentation.

2.      Acquisition of CWS:

On August 3, 2001 we purchased CWS Communities Trust (“CWS”), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the retirement of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the “7.5% Notes”). The portfolio, located in 11 states, consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites. We financed the cash portion of this transaction primarily through borrowings under a $323 million bridge facility (the “Acquisition Facility”). A portion of the Acquisition Facility was paid in 2001 and 2002 and the remainder was refinanced in May 2002.

The following unaudited pro forma income statement information for the nine months ended September 30, 2001 has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2001. In addition, the pro forma information is presented as if the disposition of certain CWS properties by us in 2001 had occurred on January 1, 2001. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2001.

(in thousands, except per OP Unit data)

Revenues	$200,931

Total expenses *	174,877

Net income from continuing operations**	$26,054

Earnings per OP Unit - basic	$0.75

Earnings per OP Unit - diluted	$0.75

Weighted average common OP Units outstanding - basic	34,534

Weighted average common OP Units outstanding - diluted	34,735

______________

*	Includes depreciation of $48,000.

**	After gain on sale of properties and allocation to Preferred OP Units.

3.      Partners Capital:

On August 14, 2002, we declared a cash distribution of $.55 per OP Unit to OP Unitholders of record as of September 30, 2002. The distribution was paid October 15, 2002 and is included in distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 2002.

On May 16, 2002, we declared a cash distribution of $.55 per OP Unit to OP Unitholders of record as of June 28, 2002, that was paid in July 2002.

On February 21, 2002, we declared a cash distribution of $.55 per OP Unit to OP Unitholders of record as of March 29, 2002, that was paid in April 2002.

         Basic and diluted earnings per OP Unit are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands, except per OP Unit data)	2002	2001	2002	2001

Basic earnings per OP Unit:S
Income from continuing operations	$1,252	$10,291	$13,302	$30,088

Weighted average common OP Units - Basic	35,111	33,958	35,076	32,857

Per OP Unit	$0.04	$0.30	$0.38	$0.92

Diluted earnings per OP Unit:
Income from continuing operations	$1,252	$10,291	$13,302	$30,088

Weighted average common OP Units outstanding	35,111	33,958	35,076	32,857
Chateau employee stock options	113	160	129	201

Weighted average common OP Units - Diluted	35,224	34,118	35,205	33,058

Per OP Unit	$0.04	$0.30	$0.38	$0.91

4.      Financing:

         The following table sets forth certain information regarding our debt at September 30, 2002:

(In thousands)	Weighted Average Interest Rate	Maturity Date	Principal Balance

Fixed rate mortgage debt	7.70%	2002 - 2011	$282,295
Unsecured Senior Notes	7.47%	2003 - 2021	470,000
Unsecured Installment Notes	7.50%	2012	9,662
Term Loan	3.01%	2004	125,000
Unsecured lines of credit	2.87%	2005	124,000

			$1,010,957

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and as of September 30, 2002, the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which, as of September 30, 2002, bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of September 30, 2002 we had approximately $124 million outstanding under our Credit Facilities and had available $58.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. As of September 30, 2002, the loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off our Acquisition Facility that was due to mature in August 2002.

On October 15, 2002, Standard & Poor’s Ratings Services changed our debt rating to BBB-. The reason for the change was due to our announcement of lower than expected earnings for the remainder of 2002 as well as lower coverage ratios since completing the CWS acquisition in 2001. This downgrade resulted in an immediate increase in the interest rate on $250 million of variable rate debt by a range of 15 to 20 basis points.

5.      Related Party Transactions:

During 2002, we purchased additional equity in N’Tandem Trust and as of September 30, 2002, we owned approximately 19 percent of N’Tandem’s outstanding equity. Also, as of September 30, 2002, we had loans and advances of approximately $40 million outstanding to N’Tandem. We also guarantee N’Tandem’s working capital line of credit, which had $16.5 million outstanding as of September 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest income and related fees	$575	$699	$1,958	$2,501
Transaction fees	—	—	—	522
Advisory fees	337	343	1,008	996
Management and overhead fees	397	413	1,177	1,232

	$1,309	$1,455	$4,143	$5,251

Management has evaluated the recoverability of our investment in and advances to N’Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance.

6.      Rental Property Held for Sale / Discontinued Operations:

Assets held for sale are carried at the lower of book value or fair value, less costs to sell the assets. In the third quarter of 2001, we began implementing a disposition plan with respect to a number of mature properties that no longer meet our portfolio objectives. As of September 30, 2002, we have sold 18 properties and two parcels of land for approximately $82.0 million. During the first nine months of 2002, we sold 12 properties and two parcels of land for a combined gross sales price of approximately $40.2 million and a gain of $4.5 million of which $3.6 million is included in discontinued operations. The net proceeds of $28.6 million were used to reduce outstanding balances under the Acquisition Facility and our Credit Facilities. In addition, we have approximately $9.9 million in an escrow account related to the sale of two properties. Due to the timing of the sale of one property, $2.5 million was received in October 2002. The remaining $7.4 million will be used to purchase two replacement properties in November 2002 to affect a tax-deferred exchange. It is anticipated that these acquisitions will be made from N’Tandem.

During the third quarter 2002, we identified one community for disposition and as such, reclassified this asset from rental property to rental property held for sale. As a result, we evaluated the carrying value of this asset and recognized an asset impairment charge of approximately $1.3 million. For the three and nine month periods presented, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations includes the results of operations through the property sale date (if the property was sold prior to September 30, 2002) of nine properties containing 1,751 sites that were sold or designated as held for sale in 2002. As of September 30, 2002, eight of the properties have been sold and the remaining one is expected to close in the next several months.

         The following table shows the results of operations for the discontinued operations, in thousands:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues	$671	$1,104	$3,267	$2,975
Total operating expenses	(342)	(521)	(1,567)	(1,399)
Interest expense and related amortization	(2)	(9)	(27)	(32)
Depreciation expense	(197)	(161)	(693)	(478)

Income from discontinued operations before impairment / gain on sale	130	413	980	1,066
Impairment / gain on sale	2,454	—	2,280	—

Income from discontinued operations	$2,584	$413	$3,260	$1,066

In the three months ended March 31, 2002, we sold 3 properties containing 625 sites for net proceeds of approximately $6.3 million. These sales resulted in a net gain of approximately $900,000. As these assets were accounted for as held for sale assets at December 31, 2001, prior to the adoption of SFAS No. 144, the net gains and operating results from these assets were included in continuing operations.

7.       Goodwill:

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually.

SFAS 142 requires us to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. We completed the first step of our goodwill impairment testing by the end of the second fiscal quarter. As a result of performing the first “step” of goodwill impairment testing, we identified impairment related to the goodwill associated with CSI’s only company-owned home sales dealership. As allowed under the transitional provisions of SFAS No. 142, we completed the second “step” in the third quarter of 2002. As a result of this test, we recognized impairment of approximately $1.0 million before allocation to minority interests. The impairment loss has been recorded in the first quarter as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations during the nine months ended September 30, 2002.

8.       New Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for us for the year ended December 31, 2003. We do not expect the adoption of SFAS No. 145 will have a significant effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 will have a significant effect on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with the December 31, 2001 Form 10-K. Certain information and statements in this discussion constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including the ability to maintain rental rates and occupancy, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, the pace of acquisitions and dispositions, changes in interest rates, competition of other forms of single or multi-family housing and the condition of the capital markets, all of which may affect our ability to achieve our objectives.

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

During the third quarter of 2001, we implemented a disposition plan and from the inception of the plan through September 30, 2002, we have disposed of 18 properties and two parcels of land for approximately $82.0 million (see further discussion under “Liquidity and Capital Resources” below).

As of September 30, 2002, our portfolio comprised 207 manufactured home communities containing 68,842 manufactured homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 37 properties, containing an aggregate of 8,075 homesites.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three and nine months ended September 30, 2002 and 2001. We consider all communities owned by us at both the beginning of the period and the end of the period as our “Same Store Portfolio.”

	Same Store Portfolio		Total Portfolio

	2002	2001	2002	2001

Dollars in thousands, except per site information
As of September 30,
Number of communities	159	159	207	222
Total manufactured homesites	51,636	51,399	68,842	70,858
Occupied sites	44,912	45,671	59,933	62,988
Occupancy	87.0%	88.9%	87.1%	88.9%

For the three months ended September 30,
Rental income	$50,238	$48,438	$65,692	$59,780
Property operating expenses	$19,039	$18,108	$26,234	$23,089
Net operating income	$31,199	$30,330	$39,458	$36,691
Weighted average monthly rent per site	$351	$332	$354	$333

For the nine months ended September 30,
Rental income	$146,490	$142,095	$195,409	$155,876
Property operating expenses	$52,068	$50,598	$74,229	$57,456
Net operating income	$94,422	$91,497	$121,180	$98,420
Weighted average monthly rent per site	$347	$331	$349	$328

Comparison of three months ended September 30, 2002 to three months ended September 30, 2001

For the three months ended September 30, 2002, income from continuing operations was $1,252,000, a decrease of $9,039,000 from the three months ended September 30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS and the loss on sales of properties, offset somewhat by the increase in operating income from the CWS properties and Same Store Portfolio.

Rental revenue for the three months ended September 30, 2002 was $65,692,000 an increase of $5,912,000 from the three months ended September 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Same Store Portfolio, offset somewhat by declining occupancy.

As of September 30, 2002, occupancy in our stabilized portfolio was 91.7 percent compared with 93.2 percent at September 30, 2001. The active expansion portfolio had occupancy of 79.1 percent, while our greenfield development portfolio had occupancy of 30.7 percent, for a total occupancy of 87.1 percent. On a per-site basis, weighted monthly rental revenue for the three months ended September 30, 2002 was $354 compared with $333 for the same period in 2001, an increase of 6.3 percent.

Management fee and other income primarily include management and transaction fee income for the management of 37 manufactured home communities for N’Tandem Trust and equity earnings/losses from our taxable REIT subsidiary, Community Sales, Inc. (“CSI”). See further discussion on N’Tandem Trust under “Liquidity and Capital Resources” below.

We recognized a loss of $730,000 from CSI in the third quarter of 2002, compared with a loss of $66,000 in the third quarter of 2001. The increase in losses is primarily due to fewer new home sales, an adjustment to the inventory reserve for obsolescence, and increased overhead costs in the CWS sales locations. The additional inventory reserve adjustment was approximately $285,000 and was due to events in the industry, including an over supply of repossessed and other pre-owned homes. In addition, in the third quarter, CSI recorded a one-time loss of approximately $500,000 in connection with the closure of its only company-owned home sales dealership located in Elkhart, Indiana.

Property operating and maintenance expense for the three months ended September 30, 2002 increased by $2,860,000 or 15.1 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition. The remaining change is due to increases in our Same Store Portfolio, including increased property insurance, healthcare and administrative costs, offset by a decrease in collection costs, which were unusually high in 2001. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the three months ended September 30, 2002 increased by $1,113,000 from the same period a year ago. Administrative expense in the third quarter of 2002 was 5.1 percent of total revenues as compared to 3.8 percent in the same period of 2001. This increase was primarily due to increases as a result of the acquisition of CWS last year. In addition, there were a number of operational-related consulting projects that were completed in the third quarter of 2002.

Depreciation and amortization expense for the three months ended September 30, 2002, increased $5,588,000 from the same period a year ago. The increase is due to the CWS acquisition, as well as increased depreciation in the joint ventures that we consolidate. In addition, corporate depreciation related to investments in technology increased this quarter by $430,000. Depreciation expense as a percentage of average depreciable rental property in the third quarter of 2002 remained relatively unchanged from 2001.

Comparison of nine months ended September 30, 2002 to nine months ended September 30, 2001

For the nine months ended September 30, 2002, income from continuing operations was $13,302,000, a decrease of $16,786,000 from the nine months ended September 30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the acquisition properties and Same Store Portfolio, and the gain on sale of properties.

Rental revenue for the nine months ended September 30, 2002 was $195,409,000 an increase of $39,533,000 from the nine months ended September 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Same Store Portfolio, offset somewhat by declining occupancy. On a per-site basis, weighted monthly rental revenue for the nine months ended September 30, 2002 was $349 compared with $328 for the same period in 2001, an increase of 6.4 percent.

Management fee and other income primarily include management and transaction fee income for the management of 37 manufactured home communities for N’Tandem Trust and equity earnings/losses from CSI. See further discussion on N’Tandem Trust under “Liquidity and Capital Resources” below.

We recognized a loss of $1,430,000 from CSI in the first nine months of 2002, compared with a loss of $341,000 in 2001. The increased losses are due primarily to fewer new home sales and an adjustment to the inventory reserve for obsolescence and increased overhead costs in the CWS sales locations. The additional inventory reserve adjustment was approximately $285,000 and was due to events in the industry, including an over supply of repossessed and other pre-owned homes. In the third quarter, CSI recorded a one-time loss of approximately $500,000 in connection with the closure of its only company-owned home sales dealership located in Elkhart, Indiana. In addition, CSI adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002, resulting in an impairment charge in the first quarter of approximately $1 million. This charge is reflected as a cumulative effect of a change in accounting principle and is not included in CSI’s operating loss.

Property operating and maintenance expense for the nine months ended September 30, 2002 increased by $14,602,000 or 31.3 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition. The remaining change is due to increases in our Same Store Portfolio, including increased property insurance, healthcare and administrative costs offset by a decrease in collection costs, which were unusually high in 2001. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the nine months ended September 30, 2002 increased by $3,160,000 from the same period a year ago. Administrative expense for the first nine months of 2002 was 5.1 percent of total revenues as compared to 4.3 percent in the same period of 2001. This increase was primarily due to a number of operational-related consulting projects that were completed in the first nine months of 2002.

Depreciation and amortization expense for the nine months ended September 30, 2002, increased $16,888,000 from the same period a year ago. The increase is due to the CWS acquisition, as well as increased depreciation in the joint ventures that we consolidate. In addition, corporate depreciation related to investments in technology increased this year by $1,200,000. Depreciation expense as a percentage of average depreciable rental property for the nine months ended September 30, 2002, remained relatively unchanged from 2001.

Industry Conditions

The manufactured housing industry continues to face significant challenges. The financing market for manufactured homes, which is tapped by our residents in purchasing the homes they place in our communities, remains constrained by historical standards. Several lenders have exited the market place while others have tightened their underwriting standards. Additionally, readily available and lower rate mortgage financing for our traditional residents allows them the opportunity to purchase a moderately priced site-built home, which carries an affordable monthly payment. These conditions combined with the economic conditions affecting many of our markets has made it more difficult for us to attract new residents, increase occupancy rates and generate a positive contribution from CSI.

In addition, the industry will continue to be challenged by the over supply of repossessed and other pre-owned homes, which may affect the pricing for these homes. We are currently in discussion with a significant retail lender in the industry who owns approximately 400 repossessed homes in our portfolio. This lender currently pays rent on these homes, yet is facing financial difficulty. We are discussing a plan for future rent payments and in certain areas, rent abatement or reduction.

Due to the economic uncertainties and the issues discussed above, we continue to focus on our collection process and costs. Total collection costs, as a percent of revenue continue to be higher than our expectations, specifically in our Detroit and Atlanta markets, and we expect it to continue to be a difficult collection environment.

We are in the process of reviewing our organization structure with the objective of reducing costs. Included in that review, will be an evaluation of our current staffing at both the property, divisional and corporate levels. The evaluation will be completed and the plan implemented in the fourth quarter, to be effective in January 2003. We expect to incur one-time costs in the range of $300,000-$600,000 in connection with this reorganization.

Discontinued Operations

In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. Assets held for sale are carried at the lower of book value or fair value, less costs to sell the assets. As of September 30, 2002, we have sold 18 properties and two parcels of land for approximately $82.0 million. During the first nine months of 2002, we sold 12 properties and two parcels of land for a combined gross sales price of approximately $40.2 million and a gain of $4.5 million of which $3.6 million is included in discontinued operations. The net proceeds of $28.6 million were used to reduce outstanding balances under the Acquisition Facility and our Credit Facilities. In addition, we have approximately $9.9 million in an escrow account related to the sale of two properties. Due to the timing of the sale of one property, $2.5 million was received in October 2002. The remaining $7.4 million will be used to purchase two replacement properties in November 2002 to affect a tax-deferred exchange.

During the third quarter 2002, we identified one community for disposition and as such, reclassified this asset from rental property to rental property held for sale. As a result, we evaluated the carrying value of this asset and recognized an asset impairment charge of approximately $1.3 million. For the three and nine month periods presented, in accordance with SFAS No. 144 “Accounting for The Impairment or Disposal of Long-Lived Assets”, income from discontinued operations includes the results of operations through the property sale date (if the property was sold prior to September 30, 2002) of nine properties containing 1,751 sites that were sold or designated as held for sale in 2002. As of September 30, 2002, eight of the properties have been sold and the remaining one is expected to close in the next several months.

Liquidity and Capital Resources

Net cash provided by operating activities was $66,767,000 for the nine months ended September 30, 2002, compared with $73,762,000 for the nine months ended September 30, 2001. The decrease in cash provided by operating activities was due primarily to payments of operating liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $20,204,000 as compared to net uses of $369,868,000 for the same period in 2001. This amount represents acquisitions, dispositions, investments in and advances to affiliates, lending activity, capital expenditures, and development costs. The decrease in cash used for investing activities is a result of our disposition plan and reduced acquisition activity.

During the nine months ended September 30, 2002, we invested approximately $12.5 million, in cash and OP Units, in the expansion and development of our communities including finish costs on sites added in prior periods and progress on sites that will be added to our portfolio later in 2002. For the nine months ended September 30, 2002, recurring property capital expenditures, other than development costs, were approximately $8.8 million. In addition, we invested approximately $285,000 in storage sheds, $150,000 in sub-metering and $4.6 million, in cash and OP Units, in acquisition capital expenditures. Upon the acquisition of a property or portfolio, capital projects for that acquisition are identified and completed over the first twelve months of our ownership and are considered in our cap rate at the time of acquisition.

Net cash used in financing activities for the nine months ended September 30, 2002 was $83,876,000. This was due primarily to net payments on our Credit Facilities (discussed below) and distributions to our OP unitholders.

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of September 30, 2002 we had approximately $124 million outstanding under our Credit Facilities and had available $58.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. The loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off the Acquisition Facility that was due to mature in August 2002.

On October 15, 2002, Standard & Poor’s Ratings Services changed our debt rating to BBB-. The reason for the change was due to our announcement of lower than expected earnings for the remainder of 2002 as well as lower coverage ratios since completing the CWS acquisition in 2001. This downgrade has resulted in an immediate increase in the interest rate on $250 million of variable rate debt by a range of 15 to 20 basis points.

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

We expect to meet our short-term liquidity requirements, including dividends and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under our Credit Facilities and other lines of credit.

N’Tandem Trust

During 2002, we purchased additional equity in N’Tandem Trust and as of September 30, 2002, we currently own approximately 19 percent of N’Tandem’s outstanding equity. Also, as of September 30, 2002, we have loaned and advanced approximately $40 million to N’Tandem. We also guarantee N’Tandem’s working capital line of credit, which has $16.5 million outstanding as of September 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest income and related fees	$575	$699	$1,958	$2,501
Transaction fees	—	—	—	522
Advisory fees	337	343	1,008	996
Management and overhead fees	397	413	1,177	1,232

	$1,309	$1,455	$4,143	$5,251

Management has evaluated the recoverability of our investment in and advances to N’Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance. N’Tandem will likely continue to generate negative cash flow from operations in the near term. We believe that based on current market conditions the loans and advances to N’Tandem will be recovered from the ultimate sale of the properties.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for us for the year ended December 31, 2003. We do not expect the adoption of SFAS No. 145 will have a significant effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 will have a significant effect on our results of operations or financial position.

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

Our FFO is calculated as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Income available to common OP unitholders	$3,836	$10,704	$15,548	$31,154
Adjustments:
Depreciation and amortization on rental properties	17,753	12,596	51,173	35,464
Net (gain) loss on sale of rental property	715	—	(901)	—
Cumulative effect of accounting change	—	—	1,014	—
Discontinued operations:
Depreciation on rental property	197	161	693	478
Impairment / net gain on sale	(2,454)	—	(2,280)	—

FFO	$20,047	$23,461	$65,247	$67,096

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of September 30, 2002:

(In thousands)	Amount of Indebtedness	Percent of Total Debt	Weighted Average Interest Rate	Maturity Date

Mortgage Debt:

FNMA Mortgage (7 properties)	$114,211	11%	7.8%	2010
Northwestern (9 properties)	72,938	7%	7.2%	2009-2010
Other (22 properties)	95,146	10%	7.6%	2002-2011

Total Mortgages	282,295	28%	7.7%

Unsecured Debt:

Unsecured Senior Notes	20,000	2%	7.5%	2003
Unsecured Senior Notes	50,000	5%	8.3%	2021
Unsecured Senior Notes	50,000	5%	8.0%	2003
Unsecured Senior Notes	150,000	15%	7.1%	2011
Unsecured Senior Notes	100,000	10%	8.3%	2005
Unsecured Senior Notes	100,000	10%	6.4%	2004

Total Unsecured Senior Notes	470,000	47%	7.5%

Unsecured Installment Notes	9,662	1%	7.5%	2012

Total Fixed Rate	761,957	76%	7.6%

Variable Rate Debt:

Unsecured Term Loan	125,000	12%	3.0%	2004
Credit Facilities	124,000	12%	2.9%	2005

Total Fixed and Variable	$1,010,957	100%

Based on the average amount outstanding of our variable rate debt for the three and nine months ended September 30, 2002 if the LIBOR rate under these facilities was 100 basis points higher or lower during the three or nine months ended September 30, 2002, then our interest expense (before adjustments for capitalized items), for the periods would have increased or decreased by approximately $623,000 and $1,868,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by the regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

We also maintain a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and of our compliance with applicable laws and regulations. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date we carried out our evaluation.

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

The following table sets forth certain information, as of September 30, 2002, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis.

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site
	100 Oaks		AL	Fultondale		235	77.9%	$252.26
(a)	Lakewood		AL	Montgomery		396	45.5%	$193.26
	Green Park South		AL	Montgomery		421	90.7%	$287.06
		Total Alabama			3	1,052	70.8%	$255.85
	Westpark		AZ	Phoenix		183	91.3%	$352.89
		Total Arizona			1	183	91.3%	$352.89
	Bermuda Palms		CA	Palm Springs		185	95.1%	$404.15
	Eastridge		CA	San Jose		187	99.5%	$692.41
	La Quinta Ridge		CA	Palm Springs		151	88.1%	$477.49
	The Colony		CA	Palm Springs		220	97.3%	$735.36
	The Orchard		CA	San Francisco		233	99.6%	$663.64
	Green River		CA	Los Angeles		333	99.7%	$757.00
	Jurupa Hills Cascade		CA	Los Angeles		322	99.7%	$615.21
	Los Ranchos		CA	Los Angeles		389	72.5%	$358.88
		Total California			8	2,020	92.9%	$599.56
	CV-Denver		CO	Denver		345	93.3%	$455.84
	CV-Longmont		CO	Longmont		310	98.7%	$462.33
	Friendly Village		CO	Greeley		226	99.1%	$368.27
	Pine Lakes Ranch		CO	Denver		762	98.6%	$431.63
	Redwood Estates		CO	Denver		754	98.0%	$409.25
(b)	Prairie Greens		CO	Denver		139	8.6%	$383.19

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site
	Longview		CO	Longmont		400	99.3%	$431.20
(b)	Antelope Ridge		CO	Colorado Springs		246	34.1%	$329.90
		Total Colorado			8	3,182	89.1%	$423.57
	Cedar Grove		CT	New Haven		60	98.3%	$338.72
	Evergreen		CT	New Haven		102	98.0%	$338.70
	Green Acres		CT	New Haven		64	100.0%	$336.71
	Highland		CT	New Haven		50	96.0%	$343.17
		Total Connecticut			4	276	98.2%	$339.03
	Anchor North		FL	Tampa Bay		93	93.5%	$332.83
	Audubon		FL	Orlando		280	98.2%	$304.90
	Colony Cove		FL	Sarasota		2,210	98.7%	$389.25
	Crystal Lake		FL	St. Petersburg		166	88.0%	$300.34
(a)	Crystal Lakes		FL	Tampa		330	62.7%	$172.56
	CV-Jacksonville		FL	Jacksonville		643	88.3%	$341.55
	Del Tura		FL	Fort Myers		1,344	88.5%	$462.67
	Eldorado Estates		FL	Daytona Beach		126	94.4%	$291.92
	Emerald Lake		FL	Fort Myers		201	99.0%	$316.04
	Fairways Country Club		FL	Orlando		1,141	99.1%	$326.69
(a)	Foxwood Farms		FL	Orlando		375	80.5%	$244.10
	Hidden Valley		FL	Orlando		303	99.3%	$345.26
	Indian Rocks		FL	Clearwater		148	71.6%	$266.00
	Jade Isle		FL	Orlando		101	93.1%	$329.29
	Lakeland Harbor		FL	Tampa		504	99.8%	$277.64
	Lakeland Junction		FL	Tampa		191	99.5%	$220.01
	Lakes at Leesburg		FL	Orlando		640	100.0%	$289.72
	Land O’ Lakes		FL	Orlando		173	93.1%	$277.93
	Midway Estates		FL	Vero Beach		204	58.3%	$357.38
	Oak Springs		FL	Orlando		438	71.2%	$269.23
	Orange Lake		FL	Orlando		242	97.9%	$283.78
	Palm Beach Colony		FL	West Palm Beach		285	93.3%	$328.74
	Pedaler’s Pond		FL	Orlando		214	82.7%	$234.05
	Pinellas Cascades		FL	Clearwater		238	91.2%	$415.32
	Shady Lane		FL	Clearwater		108	94.4%	$292.77
	Shady Oak		FL	Clearwater		250	96.8%	$361.34
	Shady Village		FL	Clearwater		156	96.8%	$338.60
	Southwind Village		FL	Naples		337	94.1%	$344.14
	Starlight Ranch		FL	Orlando		783	95.4%	$343.52
	Tarpon Glen		FL	Clearwater		170	87.1%	$330.25
	Town & Country		FL	Orlando		73	89.0%	$355.76
	Whispering Pines		FL	Clearwater		392	92.3%	$421.98
	Winter Haven Oaks		FL	Orlando		343	53.6%	$228.30
	Beacon Hill Colony		FL	Tampa		201	100.0%	$253.05
	Beacon Terrace		FL	Tampa		297	99.7%	$259.55
	Crystal Lake Club		FL	Tampa		599	79.5%	$313.28
	Haselton Village		FL	Orlando		292	97.9%	$236.78
	Lakeside Terrace		FL	Orlando		241	99.2%	$232.15
(a)	Palm Valley		FL	Orlando		789	81.0%	$377.43
	Parkwood Communities		FL	Orlando		695	95.8%	$189.99
(a)	Pinelake Gardens		FL	Vero Beach		532	86.3%	$352.40
	Shadow Hills		FL	Orlando		670	78.5%	$343.64
	Sunny South Estates		FL	West Palm Beach		319	97.2%	$412.97
	Tara Woods		FL	Tampa		531	98.7%	$347.89
	University Village		FL	Orlando		480	80.2%	$349.22
	Village Green		FL	Vero Beach		780	99.4%	$352.51
		Total Florida			46	19,628	90.8%	$333.36
	Atlanta Meadows		GA	Atlanta		75	97.3%	$284.92
(a)	Butler Creek		GA	Augusta		376	63.0%	$206.56
	Camden Point		GA	Kingsland		268	43.3%	$184.66
	Castlewood Estates		GA	Atlanta		334	81.7%	$350.71

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site
	Colonial Coach Estates		GA	Atlanta		481	75.3%	$334.64
	Golden Valley		GA	Atlanta		131	86.3%	$313.56
	Landmark		GA	Atlanta		524	85.9%	$337.00
	Marnelle		GA	Atlanta		205	88.8%	$326.97
	South Oaks		GA	Atlanta		294	47.3%	$112.89
	Hunter Ridge		GA	Atlanta		829	91.3%	$330.43
	Four Seasons		GA	Atlanta		214	94.4%	$314.19
	Friendly Village		GA	Atlanta		203	97.0%	$390.16
	Lamplighter Village		GA	Atlanta		431	94.7%	$375.01
	Pooles Manor		GA	Atlanta		193	77.2%	$335.69
	Shadowood		GA	Atlanta		506	91.5%	$363.56
	Smoke Creek		GA	Atlanta		264	87.1%	$340.60
	Stone Mountain		GA	Atlanta		354	91.8%	$377.52
	Suburban Woods		GA	Atlanta		216	86.6%	$343.75
	Woodlands of Kennesaw		GA	Atlanta		273	90.1%	$393.25
		Total Georgia			19	6,171	82.8%	$331.61
	Lakewood Estates		IA	Davenport		180	92.2%	$308.80
	Terrace Heights		IA	Dubuque		317	93.7%	$289.16
(b)	Wolf Creek		IA	Des Moines		80	2.5%	$0.00
		Total Iowa			3	577	80.6%	$294.93
	Coach Royale		ID	Boise		91	100.0%	$338.14
	Maple Grove Estates		ID	Boise		270	94.4%	$352.38
	Shenandoah Estates		ID	Boise		154	94.8%	$334.23
		Total Idaho			3	515	95.5%	$344.36
	Falcon Farms		IL	Moline		215	91.2%	$285.42
	Maple Ridge/Valley		IL	Kankakee		276	98.6%	$300.87
		Total Illinois			3	491	95.3%	$294.40
(a)	Broadmore		IN	South Bend		370	74.1%	$297.93
	Forest Creek		IN	South Bend		167	85.0%	$329.43
(a)	Fountainvue		IN	Marion		120	86.7%	$197.74
	Hickory Knoll		IN	Indianapolis		325	92.3%	$344.90
	Hoosier Estates		IN	Indianapolis		288	97.6%	$195.63
	Mariwood		IN	Indianapolis		296	92.9%	$323.21
	Oak Ridge		IN	South Bend		204	83.3%	$299.75
(a)	Sherwood		IN	Marion		134	48.5%	$217.85
	Skyway		IN	Indianapolis		156	91.0%	$313.09
	Twin Pines		IN	Goshen		238	91.2%	$309.72
		Total Indiana			10	2,298	85.7%	$273.76
	Mosby’s Point		KY	Cincinnati		150	95.3%	$342.55
		Total Kentucky			1	150	95.3%	$342.55
	Pinecrest Village		LA	Shreveport		446	75.6%	$179.06
	Stonegate, LA		LA	Shreveport		157	95.5%	$203.21
		Total Louisiana			2	603	80.8%	$186.50
	Hillcrest		MA	Boston		83	98.8%	$387.31
	Leisurewoods Rockland		MA	Boston		394	99.2%	$370.41
(a)	Leisurewoods Taunton		MA	Boston		222	100.0%	$327.59
	The Glen		MA	Boston		36	100.0%	$438.89
		Total Massachusetts			4	735	99.5%	$362.67
(a)	Algoma Estates		MI	Grand Rapids		343	83.1%	$337.62
	Anchor Bay		MI	Detroit		1,384	90.8%	$384.70
	Arbor Village		MI	Jackson		266	95.1%	$296.54
	Avon		MI	Detroit		617	95.9%	$456.98
(a)	Canterbury Estates		MI	Grand Rapids		290	65.2%	$257.59
	Chesterfield		MI	Detroit		345	93.6%	$429.53
(a)	Chestnut Creek		MI	Flint		221	88.2%	$342.96
	Clinton		MI	Detroit		1,000	90.6%	$430.63
	Colonial Acres		MI	Kalamazoo		612	87.7%	$334.81
	Colonial Manor		MI	Kalamazoo		195	90.8%	$304.70
	Country Estates		MI	Grand Rapids		254	82.3%	$329.41

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site
(a)	Cranberry		MI	Pontiac		328	82.3%	$405.29
(b)	Deerfield Manor (aka Allendale)		MI	Allendale		96	37.5%	$240.26
	Ferrand Estates		MI	Grand Rapids		420	98.6%	$384.76
(a)	Forest Lake Estates		MI	Grand Rapids		221	72.4%	$340.77
(b)	Glenmoor		MI	Grand Rapids		41	24.4%	$203.96
(a)	Grand Blanc		MI	Flint		478	82.8%	$407.80
	Holiday Estates		MI	Grand Rapids		204	96.1%	$362.18
(b)	Holly Hills		MI	Holly		96	77.1%	$180.30
	Howell		MI	Lansing		455	93.4%	$405.88
(a)	Huron Estates		MI	Flint		111	82.9%	$236.21
	Lake in the Hills		MI	Detroit		238	99.2%	$418.01
(a)	Leonard Gardens		MI	Grand Rapids		319	73.4%	$335.83
	Macomb		MI	Detroit		1,427	90.4%	$420.20
(b)	Maple Run		MI	Clio		145	56.6%	$300.88
	Norton Shores		MI	Grand Rapids		656	78.8%	$309.62
	Novi		MI	Detroit		725	88.1%	$455.18
	Oakhill		MI	Flint		504	84.1%	$398.07
	Old Orchard		MI	Flint		200	100.0%	$358.05
	Orion		MI	Detroit		423	92.4%	$387.50
(b)	Pine Lakes		MI	Lapeer		136	63.2%	$333.77
	Pinewood		MI	Columbus		380	90.8%	$343.72
	Pleasant Ridge		MI	Lansing		305	60.3%	$290.32
	Royal Estates		MI	Kalamazoo		183	86.3%	$353.94
	Science City		MI	Midland		171	90.1%	$325.53
	Springbrook		MI	Utica		398	95.5%	$376.11
	Sun Valley		MI	Jackson		197	89.8%	$278.62
	Swan Creek		MI	Ann Arbor		294	99.3%	$400.10
(a)	The Highlands		MI	Flint		682	88.6%	$330.57
(a)	Torrey Hills		MI	Flint		377	87.0%	$358.56
	Valley Vista		MI	Grand Rapids		137	91.2%	$352.84
	Villa		MI	Flint		319	80.9%	$371.84
(a)	Westbrook		MI	Detroit		388	86.9%	$440.90
	Yankee Spring		MI	Grand Rapids		284	82.7%	$278.89
		Total Michigan			44	16,865	87.0%	$376.26
	Cedar Knolls		MN	Minneapolis		458	96.9%	$438.19
	Cimmaron		MN	St. Paul		505	97.6%	$449.80
	Rosemount		MN	Minneapolis/St. Paul		182	98.9%	$427.36
	Twenty-Nine Pines		MN	St. Paul		152	90.1%	$340.76
		Total Minnesota			4	1,297	96.7%	$430.55
(b)	North Creek		MO	Kansas City		234	0.0%	$0.00
(a)	Springfield Farms		MO	Springfield		290	56.6%	$198.41
		Total Missouri			2	524	31.3%	$25.95
	Autumn Forest		NC	Greensboro		299	72.2%	$258.23
	Foxhall Village		NC	Raleigh		315	92.7%	$341.85
	Oakwood Forest		NC	Greensboro		482	76.1%	$291.86
	Woodlake		NC	Greensboro		308	77.9%	$278.47
		Total North Carolina			4	1,404	79.4%	$295.56
	Buena Vista		ND	Fargo		400	96.8%	$301.99
	Columbia Heights		ND	Grand Forks		302	95.7%	$314.15
	President’s Park		ND	Grand Forks		174	84.5%	$257.79
	Meadow Park		ND	Fargo		117	97.4%	$239.11
		Total North Dakota			4	993	94.4%	$280.93
(a)	Berryman’s Branch		NJ	Philadelphia		257	86.8%	$370.67
	Shenandoah Village		NJ	Philadelphia		359	99.4%	$367.54
		Total New Jersey			2	616	94.2%	$368.74
	Tierra West		NM	Albuquerque		653	57.6%	$339.70
		Total New Mexico			1	653	57.6%	$339.70
	Mountain View		NV	Las Vegas		349	99.4%	$530.62
		Total Nevada			1	349	99.4%	$530.62

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site
	Casual Estates		NY	Syracuse		961	66.1%	$314.74
		Total New York			1	961	66.1%	$314.74
(a)	Hunter’s Chase		OH	Lima		135	66.7%	$179.25
	Vance		OH	Columbus		113	79.6%	$287.44
	Yorktowne		OH	Cincinnati		354	92.7%	$367.03
		Total Ohio			3	602	84.4%	$319.66
	Crestview		OK	Stillwater		238	69.3%	$221.04
		Total Oklahoma			1	238	69.3%	$221.04
	Knoll Terrace		OR	Salem		212	88.2%	$414.22
	Riverview		OR	Portland		133	87.2%	$457.25
		Total Oregon			2	345	87.8%	$430.69
	Greenbriar Village		PA	Allentown		319	99.1%	$405.57
		Total Pennsylvania			1	319	99.06%	$405.57
(a)	Carnes Crossing		SC	Summerville		604	83.9%	$231.06
(a)	Conway Plantation		SC	Myrtle Beach		299	79.3%	$196.11
	Saddlebrook		SC	Charleston		425	96.5%	$237.94
(b)	Oakley Point		SC	Moncks Corner		92	0.0%	$0.00
		Total South Carolina			4	1,420	81.3%	$226.32
(a)	Eagle Creek		TX	Tyler		198	81.8%	$183.35
	Arlington Lakeside		TX	Dallas		233	94.4%	$302.36
	Creekside		TX	Dallas		585	98.1%	$414.30
	Grand Place		TX	Dallas		333	97.0%	$377.37
(a)	Misty Winds		TX	Corpus Christi		355	88.5%	$297.40
	North Bluff Estates		TX	Austin		274	98.2%	$359.56
	Northwood		TX	Dallas		455	98.5%	$401.72
	Stonegate Austin		TX	Austin		359	97.2%	$387.17
	Stonegate Pines		TX	Dallas		160	96.9%	$322.98
(b)	Harston Woods		TX	Fort Worth		105	0.0%	$0.00
(b)	Onion Creek		TX	Austin		350	44.0%	$333.82
		Total Texas			11	3,407	87.1%	$358.01
(a)	Regency Lakes		VA	Winchester		384	96.4%	$260.09
		Total Virginia			1	384	96.4%	$260.09
	Eagle Point		WA	Seattle		230	93.5%	$515.47
		Total Washington			1	230	93.5%	$515.47
	Breazeale		WY	Laramie		117	99.1%	$282.19
		Total Wyoming			1	117	99.1%	$282.19

					203	68,605	87.1%	$348.61

         Total

(a)	these properties are included in our active expansion portfolio

(b)	these properties are included in our greenfield development portfolio

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits and Index of Exhibits

                           None.

(b)	Reports on Form 8-K
Filed on August 14, 2002 indicating compliance with Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of November, 2002.

CP LIMITED PARTNERSHIP
By: /s/ TAMARA D. FISCHER
Tamara D. Fischer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Sarbanes-Oxley §302(a) Certification

I, Tamara D. Fischer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of CP Limited Partnership;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002
	By:	/s/ TAMARA D. FISCHER

Name: Tamara D. Fischer Title: Chief Financial Officer

Sarbanes-Oxley §302(a) Certification

I, Gary P. McDaniel, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of CP Limited Partnership;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002
	By:	/s/ GARY P. MCDANIEL

Name: Gary P. McDaniel Title: Chief Executive Officer